Form 10-Q
period 2015-03-31
TeleHealthCare, Inc.
filed 2015-05-08
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-201391

TeleHealthCare, Inc.

(Exact name of registrant issuer as specified in its charter)

Wyoming	80-0873491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20111 Greeley Rd, Lake Mathews, CA 92570
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (714) 470-4825

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x]  NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [ ]     NO [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Stock, $.001 par value	49,891,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$69,238	$81,805
Accounts receivable, net	12,000	—
Total Current Assets	81,238	81,805
Intangible assets	87,500	87,500
TOTAL ASSETS	$168,738	$169,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$99,000	$63,450
Note payable and interest payable	51,073	49,719
TOTAL LIABILITIES	150,073	113,169

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized; 49,891,000 and 49,891,000 shares issued and outstanding, respectively	49,891	49,891
Additional Paid-In-Capital	69,084	59,884
Accumulated Deficit	(100,310)	(53,640)
Total Stockholders’ Equity	18,665	56,640
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,738	$169,305

The accompanying notes are an integral part of these condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
REVENUES	$—	$—	$25,000	$—
COST OF SALES	—	—	7,500	—
GROSS PROFIT	—	—	17,500	—
OPERATING EXPENSES:
General and administrative expenses	30,384	3,003	62,817	6,009
LOSS FROM OPERATIONS	(30,384)	(3,003)	(45,317)	(6,009)
Interest expense	(673)	(666)	(1,353)	(1,346)
LOSS BEFORE PROVISION FOR INCOME TAXES	(31,057)	(3,669)	(46,670)	(7,355)
Provision for income taxes	—	—	—	—

NET LOSS	$(31,057)	$(3,669)	$(46,670)	$(7,355)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	49,891,000	45,000,000	49,891,000	45,000,000

The accompanying notes are an integral part of these condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(46,670)	$(7,355)
Stock compensation	8,750
Changes in operating assets and liabilities:
Accounts receivable	(12,000)
Accounts payable	36,000	6,000
Accrued interest	1,353	1,346
Net cash used in operating activities	(12,567)	(9)

Net increase (decrease) in cash	(12,567)	(9)

Cash - beginning balance	81,805	25,881

Cash - ending balance	$69,238	$25,872

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION

TeleHealthCare, Inc. (the Company) was incorporated under the laws of the State of Wyoming on December 10, 2012. The Company issued 40,000,000 shares of its common stock to our founder, Karl Hoshor, as founder shares.

TeleHealthCare develops platforms in the telehealth industry. Its first platform the Company developed is called CarePanda. Currently, CarePanda set up as a division of TeleHealthCare. CarePanda is an online software that helps people, family members and caregivers manage, share and control their own, their family's or their customers healthcare information. CarePanda links people and healthcare information together at the point of care and works on multiple platforms including Internet enabled devices and mobile phones. The Company plans to develop similar platforms for clients.

CarePanda is easy to use and has unique tools and features such as online document library, fax services and text messaging and is not dependent on electronic transfer of health information. CarePanda looks beyond healthcare and focuses on tools that help people manage their lives and care for others including, contact lists, medication lists, home inventory, emergency planning, medical bill management and many other features. CarePanda solves a number of social and healthcare industry problems including changes in healthcare regulations, socio-demographics of an aging population, growing shortage of healthcare workers and impact of "Obama Care".

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The unaudited financial statements of the Company and the accompanying notes are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report for the fiscal year ended September 30, 2014. The interim Financial Statements should be read in conjunction with the audited financial statements ended September 30, 2014 filed with this S-1. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2015 and September 30, 2014.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic earnings loss per share due to the lack of dilutive items in the Company.

Fair Value Measurements and Disclosures

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal or State income taxes.

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the three months ended March 31, 2015 and 2014, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the three and six months ended March 31, 2015 and 2014, the Company did not recognize any impairments for intellectual property.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. The Company has not started amortizing the intangible asset until the official launch of its website.

Advertising

Advertising will be expensed in the period in which it is incurred. There have been no advertising expenses for the reporting period presented.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $68,835 and an accumulated deficit of $100,310 at March 31, 2015. As of March 31, 2015, the Company had no committed sources of capital or financing.

While the Company is generating revenues from the development of telehealth platforms, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. As of March 31, 2015 and September 30, 2014, there are $6,073 and $4,719 of accrued interest, respectively.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock.

In the year ending September 30, 2013, the Company issued 40,000,000 shares of its common stock to its chairman and treasurer as founder shares and 5,000,000 shares for services valued by the Company at $5,000.

In the year ending September 30, 2014, the Company issued 710,000 shares of our common stock for services with a value attributed to them of $17,750.

In the year ending September 30, 2014, the Company issued 2,500,000 shares of our common stock for assets related to CarePanda with a value attributed to them of $62,500.

The Company completed a private placement on September 30, 2014 whereby it sold 1,681,000 shares of common stock for $42,025.

At March 31, 2015, there are 49,891,000 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

·	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
·	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;
·	Compliance with new or revised accounting standards until those standards are applicable to private companies;
·	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and
·	Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

TeleHealthCare, Inc., a Wyoming corporation, (“TeleHealthCare” “Company” “we,” “us,” or “our”) was incorporated on December 10, 2012. Most of the activity through September 30, 2014 involved incorporation efforts, development of our internet portal, mobile applications and preparation for this Offering.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain as a going concern.

Company Overview

TeleHealthCare develops platforms in the telehealth industry. Its first platform the Company developed is called CarePanda. Currently, CarePanda set up as a division of TeleHealthCare. CarePanda is an online software that helps people, family members and caregivers manage, share and control their own, their family's or their customers healthcare information. CarePanda links people and healthcare information together at the point of care and works on multiple platforms including Internet enabled devices and mobile phones. The Company develops similar platforms as private label portals for clients.

CarePanda is easy to use and has unique tools and features such as online document library, fax services and text messaging and is not dependent on electronic transfer of health information. CarePanda looks beyond healthcare and focuses on tools that help people manage their lives and care for others including, contact lists, medication lists, home inventory, emergency planning, medical bill management and many other features.

Product Overview

CarePanda puts you in control of your healthcare information and bridges the gap between healthcare providers and family members. CarePanda works like a smart dashboard and can easily collect information and automatically alert you, family members or caregivers about specific healthcare changes or issues. CarePanda helps you manage the care of others even when you're not there.

Our Plan

Our plan is to focused on three (3) major revenue opportunities.

1)	B2C - Business to Consumer Model. Consumer model allows families to sign up for free and purchase monthly add-on services.

2)	B2B - Business to Business Model.
CarePanda will license and create recurring revenue by co-branding with hospitals, medical groups, assisted living centers, skilled nursing facilities and other medical providers.

3)	OEM - Private Label Licensing Model.
Initial focus is on the B2C and B2B models. In the future CarePanda will license and provide private label solution for companies who want to create a new revenue model based on their brand and extension of their existing services.

The following outlines the steps or stages that we expect to encounter and the necessary funding needed for each stage. Within each stage we have outlined the metrics or performance that we must accomplish as we move forward with our business plan. This should enable the Company to continue as a going concern as long as we are able to seek additional financing on acceptable terms.

Stage One (Months 1 – 3) ($25,000 est. costs)

We have completed our first step of the initial BETA of the product and relied heavily on input and suggestions from BETA customers, advisors, industry experts and prospects from key healthcare institutions.

Stage Two (Months 3 – 5) ($20,000 est. costs)

Feedback and final requirements from the BETA clients are currently being built into version 3.x of the product.

Stage Three (Months 6 – 8) ($40,000 est. costs)

Launch a market ready product on multiple platforms (mobile, iPAD, iPhone, etc)

Stage Four (Month 9 - 12) ($80,000 est. costs)

Create a multi-level system that can easily be co-branded or private labeled.

As mentioned above the time-line estimate(s) (stages) are predicated upon the Company obtaining the necessary financing either through additional equity or debt financing. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will not be able to meet or achieve any of the time-line objectives. In that case the Company will be forced to proceed on a piecemeal basis using primarily the services of our president and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our president and chief financial officer devotes in excess of twenty (20) hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Our business plan requires further completion of these tasks which will require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our president and chief financial officer, as well as other various industry professionals that they know, the Company should make further progress in its development of the intended products and services for its planned divisions, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no additional sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next twelve months because our president and chief executive officer, will continue providing his professional services without current compensation. We do not currently have a formal agreement in place with our president and chief financial officer covering this period; however, our president and chief financial officers’ current plan is to do substantially all administrative and planning work as well as basic programming and marketing work without cash compensation with minimal external assistance while they seek other sources of funding for the Company.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenues

Revenues were $0 for three months ending March 31, 2015 and 2014, respectively.

Cost of Sales

Cost of sales were $0 for three months ending March 31, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses were $30,384 and $3,003 for three months ending March 31, 2015 and 2014, respectively.  For 2015, the expenses consisted primarily of $11,630 for legal fees, $14,346 for consulting expenses and $4,375 for stock compensation. For 2014, the expenses consisted primarily of $3,000 for accounting expenses.

Interest Expense

Interest expense was $673 and $666 for three months ending March 31, 2015 and 2014, respectively.

Comparison of the six months ended March 31, 2015 and 2014

Revenues

Revenues were $25,000 and $0 for six months ending March 31, 2015 and 2014, respectively. The revenue was earned for developing a private label portal with the same functionalities as CarePanda.

Cost of Sales

Cost of sales were $7,500 and $0 for six months ending March 31, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses were $62,817 and $6,009 for six months ending March 31, 2015 and 2014, respectively.  For 2015, the expenses consisted primarily of $36,630 for legal fees, $17,346 for consulting expenses and $8,750 for stock compensation. For 2014, the expenses consisted primarily of $6,000 for accounting expenses.

Interest Expense

Interest expense was $1,353 and $1,346 for six months ending March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31,
	2015	2014
Operating Activities	$(12,566)	$(9)
Investing Activities	—	—
Financing Activities	—	—
Net Effect on Cash	$(12,566)	$(9)

In the six months ending March 31, 2015, the Company incurred a net loss of $46,670, decrease in accounts receivable of $12,000. This was offset by stock compensation of $8,750, an increase in accounts payable of $35,550 and accrued interest of $1,354.  For the three months ended March 31, 2014, the Company incurred a net loss of $7,355 which was offset by an increase in accounts payable of $6,000 and accrued interest of $1,346.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2014, and our unaudited financial statements for the quarter ended March 31, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. As of March 31, 2015 and September 30, 2014, there are $6,073 and $4,719 of accrued interest, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

Our financial statements were prepared in conformity with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K for the period ending September 30, 2014 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	INS XBRL Instance Document *
	101.SCH	SCH XBRL Schema Document *
	101.CAL	CAL XBRL Calculation Linkbase Document *
	101.DEF	DEF XBRL Definition Linkbase Document *
	101.LAB	LAB XBRL Label Linkbase Document *
	101.PRE	PRE XBRL Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEHEALTHCARE, INC.

Date: May 8, 2015

/ s/ James Donahue

James Donahue

Title: Chief Executive Officer and President

/ s/ Karl Hoshor

Karl Hoshor

Title:  Chief Financial Officer