Form 10-Q
period 2015-06-30
TeleHealthCare, Inc.
filed 2015-07-23
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2015

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

Registrant’s phone number, including area code (888) 325-1064

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2015
Common Stock, $.001 par value	49,891,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$73,611	$81,805
Accounts receivable, net	12,000	—
Total Current Assets	85,611	81,805
Intangible assets	87,500	87,500
TOTAL ASSETS	$173,111	$169,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$121,000	$63,450
Note payable and interest payable	51,747	49,720
TOTAL LIABILITIES	172,747	113,170

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized; 49,891,000 and 49,891,000 shares issued and outstanding, respectively	49,891	49,891
Additional Paid-In-Capital	73,459	59,884
Accumulated Deficit	(122,986)	(53,640)
Total Stockholders’ Equity	364	56,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,111	$169,305

The accompanying notes are an integral part of these condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
REVENUES	$—	$—	$25,000	$—
COST OF SALES	—	—	7,500	—
GROSS PROFIT	—	—	17,500	—
OPERATING EXPENSES:
General and administrative expenses	22,003	3,043	84,820	9,052
LOSS FROM OPERATIONS	(22,003)	(3,043)	(67,320)	(9,052)
Interest expense	(673)	(673)	(2,026)	(2,019)
LOSS BEFORE PROVISION FOR INCOME TAXES	(22,676)	(3,716)	(69,346)	(11,071)
Provision for income taxes	—	—	—	—

NET LOSS	$(22,676)	$(3,716)	$(69,346)	$(11,071)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	49,891,000	45,000,000	49,891,000	45,000,000

The accompanying notes are an integral part of these condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(69,346)	$(11,071)
Stock compensation	13,575	—
Changes in operating assets and liabilities:
Accounts receivable	(12,000)	—
Accounts payable	57,550	9,000
Accrued interest	2,027	2,019
Net cash used in operating activities	(8,194)	(51)

Net increase (decrease) in cash	(8,194)	(51)

Cash - beginning balance	81,805	25,881

Cash - ending balance	$73,611	$25,830

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY
Shares issued for intangible assets	$—	$62,500

The accompanying notes are an integral part of these condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of June 30, 2015 and September 30, 2014.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the three months ended June 30, 2015 and 2014, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the three and nine months ended June 30, 2015 and 2014, the Company did not recognize any impairments for intellectual property.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $87,136 and an accumulated deficit of $122,986 at June 30, 2015. As of June 30, 2015, the Company had no committed sources of capital or financing.

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

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. As of June 30, 2015 and September 30, 2014, there are $6,746 and $4,719 of accrued interest, respectively.

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

At June 30, 2015, there are 49,891,000 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form S-1/A for the year ended September 30, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form S-1/A for the year ended September 30, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Revenues

Revenues were $0 for three months ending June 30, 2015 and 2014, respectively.

Cost of Sales

Cost of sales were $0 for three months ending June 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses were $22,003 and $3,043 for three months ending June 30, 2015 and 2014, respectively.  For 2015, the expenses consisted primarily of $11,325 for professional fees, $6,000 for compliance expenses and $4,375 for stock compensation. For 2014, the expenses consisted primarily of $3,000 for accounting expenses.

Interest Expense

Interest expense was $673 and $673 for three months ending June 30, 2015 and 2014, respectively.

Comparison of the nine months ended June 30, 2015 and 2014

Revenues

Revenues were $25,000 and $0 for nine months ending June 30, 2015 and 2014, respectively. The revenue was earned for developing a private label portal with the same functionalities as CarePanda.

Cost of Sales

Cost of sales were $7,500 and $0 for nine months ending June 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses were $84,820 and $9,052 for nine months ending June 30, 2015 and 2014, respectively.  For 2015, the expenses consisted primarily of $65,301 for professional fees, $6,000 for compliance expenses and $13,125 for stock compensation. For 2014, the expenses consisted primarily of $9,000 for accounting expenses.

Interest Expense

Interest expense was $1,353 and $2,019 for nine months ending June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30,
	2015	2014
Operating Activities	$(8,194)	$(51)
Investing Activities	—	—
Financing Activities	—	—
Net Effect on Cash	$(8,194)	$(51)

In the nine months ending June 30, 2015, the Company incurred a net loss of $69,346, decrease in accounts receivable of $12,000. This was offset by stock compensation of $13,575, an increase in accounts payable of $57,550 and accrued interest of $2,027.  For the nine months ended June 30, 2014, the Company incurred a net loss of $11,071 which was offset by an increase in accounts payable of $9,000 and accrued interest of $2,019.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2014, and our unaudited financial statements for the quarter ended June 30, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. As of June 30, 2015 and September 30, 2014, there are $6,746 and $4,719 of accrued interest, respectively.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form S-1/A for the period ending September 30, 2014 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

Date: July 23, 2015

/ s/ James Donahue

James Donahue

Title: Chief Executive Officer and President

/ s/ Karl Hoshor

Karl Hoshor

Title:  Chief Financial Officer