Form 10-K
period 2015-09-30
TeleHealthCare, Inc.
filed 2015-12-30
CIK 1628104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2015
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TELEHEALTHCARE, INC.

 (Exact name of registrant as specified in its charter)

Commission file number: 333-201391

Wyoming	80-0873491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20111 Greeley Rd, Lake Mathews, CA	92570
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(888) 325-1064

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [x]  No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]     No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]      No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [X]      No   [ ]

As of March 31, 2015 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $247,275.

As of December 29, 2015, there were 50,291,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

	Table of Contents
Part I		Page

Item 1	Business	3
Item 1A	Risk Factors	16
Item 1B	Unresolved Staff Comments	25
Item 2	Properties	25
Item 3	Legal Proceedings	25
Item 4	Submission of Matters to a Vote of Security Holders	25

Part II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	26
Item 6	Selected Financial Data	28
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A	Quantitative and Qualitative Disclosure about Market Risk	24
Item 8	Financial Statements and Supplementary Data	35
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	46
Item 9A	Controls and Procedures	46

Part III

Item 10	Directors, Executive Officers of the Registrant	48
Item 11	Executive Compensation	50
Item 12	Security Ownership of Certain Beneficial Holders and Management	51
Item 13	Certain Relationships and Related Transactions	52
Item 14	Principal Accountant Fees and Services	53

Part IV

Item 15	Exhibits, Financial Statement Schedules	54

Signatures		55

FORWARD LOOKING STATEMENTS

There are statements in this Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Form 10-K carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Form 10-K are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Form 10-K will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

  PART I

ITEM 1 BUSINESS

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

The Company

TeleHealthCare, Inc., a Wyoming corporation, (“TeleHealthCare” “Company” “we,” “us,” or “our” “THC”) was incorporated on December 10, 2012. TeleHealthCare develops telehealth platforms. TeleHealthCare develops platforms in the telehealth industry. Its first platform the Company developed is called CarePanda. Currently, CarePanda set up as a division of TeleHealthCare. CarePanda is an online software that helps people, family members and caregivers manage, share and control their own, their family's or their customers healthcare information. CarePanda links people and healthcare information together at the point of care and works on multiple platforms including Internet enabled devices and mobile phones. The Company plans to develop similar platforms for clients.

CarePanda looks beyond healthcare and focuses on tools that help people manage their lives and care for others including, contact lists, medication lists, home inventory, emergency planning, medical bill management and many other features. CarePanda helps the management of people’s information and the ability to track and manage healthcare through changes in healthcare regulations, socio-demographics of an aging population, growing shortage of healthcare workers and impact of "Obama Care".

The Company develops similar platforms as private label portals for clients. We currently have one client. We are paid by the client as we reach milestones.

CarePanda has completed the initial BETA of the product and is gathering feedback from potential users. In early review the system requires additional development, specifically on the design, ease of use of the application and the unified communication tools.

CarePanda is in the process of redeveloping key features and the goal is to re-introduce the product to BETA customers and industry experts at key healthcare institutions later this year.

We plan to launch a market ready product on multiple platforms (mobile, iPAD, iPhone, etc) and to create a multi-level system that can easily be co-branded or private labeled.

It is expected to take three to four months to complete user testing. Based on user testing, new design and product features will be added to the CarePanda platform. This will involve designing the new features, updating the database and developing new code for the new features. It will also involve updating the user interface and design of the software. Based on these changes, it is expected a market ready version of the platform will be completed in approximately six to seven months.

Our Market

Healthcare Ecosystem

The healthcare ecosystem is undergoing major changes. This includes:

·	New regulatory changes with “Obama Care”

·	Aging population

·	Increasing healthcare costs

·	Growing shortage of healthcare resources

·	Source of healthcare provisioning is changing (e.g., retail health e)

·	Quality of care is becoming more important

·	More technology and more people are being added to the system

·	Smart devices, tablets, phones and WiFi devices make it easier to monitor and collect healthcare information.

Millions of Americans have at least one chronic care condition. Anyone who has a loved one with a chronic condition or extended healthcare issue knows the difficulty of managing, monitoring and communicating their care between family members, caregivers and other medical providers.

Problem for Consumers - You Own Your Healthcare Record

Under new medical guidelines consumers now own their own healthcare record which presents several challenges:

  How will you collect and manage your healthcare information?
  How will you access it?
  How will you share it with family members or caregivers?
  How will you secure it?

CarePanda will attempt to make it easy for family’s to collect health information anywhere and everywhere they go via mobile phone, iPAD, computer, fax, email or Internet kiosk. In addition, CarePanda will make it easy to capture the information customers need, store it for future reference and share it with others including family members, caregivers, medical professionals, legal, other family members and more.

CarePanda works by a customer creating an online account and entering their healthcare information into online forms or uploading their medical information documents into their online account. Information and documents can be shared by email, fax or text message based on the customer settings to family members, caregivers or other medical providers.

CarePanda will provide a comprehensive healthcare information management (HIM), service to customer. By designing and developing our service to be a low-cost, easy-to-use application that is delivered through a standard Web browser, we substantially reduce many of the traditional processes and complexities of managing your healthcare information.

Our service will help customers more effectively manage their healthcare information. We intend to market our service on a subscription basis, primarily through our direct sales efforts and also indirectly through partners.

The pervasiveness of the Internet, along with the increase in adoption of smart phones and tablet devices will make it easier for users to track and manage information. TeleHealthCare

Cloud application services enable businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install software.

Existing Problem for Business – Regulations

As part the new HITECH Act and American Recovery and Reinvestment Act (“ARRA”), healthcare providers are incentivized to implement electronic health records and to meet “Meaningful Use Guidelines” (“MUGs”). It is not mandatory that the healthcare providers meet these requirements but penalties will begin in 2015.

Under these guidelines, CarePanda helps healthcare providers meet the following MUGs:

Patient Discharge Meaningful Use Guideline (“MUG”)

Healthcare provide must provide information to patient including “compliance issues, dietary advice, follow-up monitoring, and information about the potential for adverse drug reactions & interactions including when and when not to call a doctor”

Patient Rights MUG

Healthcare providers must “Provide patients and families with timely access to data, knowledge, and tools to make informed decisions and to manage their health”

Transition Requirements MUG

Healthcare providers must provide electronic health information “During transition of patient care…” and make sure that information is communicated to family or other care taker.

HIPAA - Privacy & Security Compliance

HIPAA or Healthcare Insurance Portability and Accountability Act is existing legislation that requires healthcare providers to keep healthcare information confidential. Several large institutions have been fined significantly for not protecting the healthcare privacy of their patients.

Our Solution

CaraPanda will put you in control of your healthcare information and bridges the gap between healthcare providers and family members. CarePanda works like a smart dashboard and can easily collect information and automatically alert you, family members or caregivers about specific healthcare changes or issues. CarePanda helps you manage the care of others even when you're not there.

For example, in a situation where an individual is discharged from a hospital and transported to an assisted living facility. CarePanda provides the tools that allow the individual and other family members to receive an update from the time the individual is discharged from the hospital to each time a caregiver visits the individual in the assisted living facility. CarePanda also has the ability for individuals and other family members to update or add notes to the individual’s account from their mobile phone or iPAD as well as maintain a list of the individual’s personal belongings and online files of her medical directives.

Managing care can be a daunting task including prescriptions, medical bills, caregiver schedules, lab results, physician office visits, medical equipment, insurance, Medicare and more! CarePanda allows clients to manage and monitor care regardless of where they are or what they are doing that day. By using CarePanda, families free up valuable time, can make more informed healthcare decisions and can be reassured that someone is able to manage care even on the days they are not available. It also allows customers to receive email alerts or even give permissions to caregivers or staff at the assisted living center to update status, send mobile pictures or fax bills directly into their CarePanda account.

CarePanda is also a critical tool for hospitals, nursing homes and other healthcare facilities to help them document and comply with an increasing array of regulations. Representatives from these facilities have been involved in the development of the CarePanda platform and view a co-branded or private label version of CarePanda as a key tool in meeting compliance requirements. Facilities would use CarePanda to improve the patient discharge process and extend their brand into the community.

BUSINESS MODEL & MARKET OPPORTUNITIES

CarePanda has a large target market focused on three (3) major revenue opportunities.

1)	B2C - Business to Consumer Model.

Consumer model allows families to sign up for free and purchase monthly add-on services. Target markets are caregivers, snowbirds, court appointed care and families with loved ones having a chronic condition.

2)	B2B - Business to Business Model.

CarePanda will license and create recurring revenue by co-branding with hospitals, medical groups, assisted living centers, skilled nursing facilities and other medical providers. There is significant awareness and concern among providers of how they are going to solve regulatory changes. Hospitals alone estimate regulatory changes will cost between $50 million to $100 million dollars for each facility. CarePanda solves this problem by creating a cost effective tool that will be utilized by staff at the point of patient discharge. There are approximately 6,000 hospitals, 34.9 million hospital discharges per year, 102 million outpatient visits per year, over 1 million residents in 33,000 assisted living centers and over 1.8 million skilled nursing rooms in the United States.

3)	OEM - Private Label Licensing Model.

Initial focus is on the B2C and B2B models. In the future CarePanda will license and provide private label solution for companies who want to create a new revenue model based on their brand and extension of their existing services. Examples include home healthcare providers, retail, medical device companies, insurance companies, self insured employers, TPAs, tele-healthcare providers, schools, universities, non-government organizations (NGOs) such as the YMCA and electronic health record (EHR) companies. CarePanda has already been approached by one of the nation’s largest hearing aid manufacturers to private label a tool for their audiology clinics.

CarePanda will address the market at the point of care through industry relationships and regulatory pressures being put on hospitals and nursing homes. Market share will be driven by several factors:

·	Being first to market

·	Leveraging key industry contacts

·	Accessibility of CarePanda on multiple platforms

CURRENT STATUS

CarePanda has completed the initial BETA of the product and is gathering feedback from potential customers. In early review the system requires additional development, specifically on the design, ease of use of the application and the unified communication tools.

CarePanda is in the process of redeveloping key features and the goal is to re-introduce the product to BETA customers and industry experts at key healthcare institutions later this year.

We plan to launch a market ready product on multiple platforms (mobile, iPAD, iPhone, etc) and to create a multi-level system that can easily be co-branded or private labeled.

It is expected to take three to four months to complete user testing. Based on user testing, new design and product features will be added to the CarePanda platform. This will involve designing the new features, updating the database and developing new code for the new features. It will also involve updating the user interface and design of the software. Based on these changes, it is expected a market ready version of the platform will be completed in approximately six to seven months.

PRODUCT DETAILS

·	Easy to use “Centers” make it easy for people to track, manage and centralize multiple sets of information

-	Family Center – family management

-	Health Center – personal health records, HIPAA

-	Legal Center – legal documents and information

-	Finance Center –medical and insurance billing / management

-	House & Home Center – home inventory, home monitoring

·	Unified communications

-	Each person is assigned an unique number and can receive information by email, text message, voice mail (speech to text) or fax.

·	“Opt In / Opt Out” multi-user security

-	You determine who has access to your CarePanda data by sending them an email.

-	You always see who can access to your data and who’s data you can view or edit on every page.

·	View 1 / View Many feature

-	On every page you can view your data, other “opt in” users data or all data.

-	Example, caregiver: on the calendar page or to-do-list page or medication page they can view individual or all users data on one page to better manage their services.

·	CompareCare Feature – Save Money& Improve Life (Augmented Content)

-	Each page CarePanda allows you to compare data to other users on CarePanda site or compare yourself to local, county, state or national data.

-	Doctors name – is he/she State Certified, have AMA number? Board certified? School?

-	Medical bill cost comparison and validation (improper billing codes, over-billing, negotiation lower rates…)

-	Medications - on medication page you see recent news on drug, FDA link and drug recalls

-	Allergies = # of people on CarePanda who have same allergy, prevalence by city, state, etc.

-	Maps and directions for addresses

-	Emergency Info page automatically includes 911 and Poison Control, etc. Link to CPR instructions…

CompareCare Private Label / OEM
-	Licensed organizations can setup a Private Label version of CarePanda that allows them to use the ComapreCare just to compare and view data between their users. For example, a large company like Ford Motors can setup a Private Label version of CarePanda and have statistics compare and link users data for Allergy information, Chronic Diseases, etc.
-
·	Integrated Alerts & Reminders

-	Each CarePanda page allows you to receive alerts by email or text message.

-	Reminders – Daily Reminder or Weekly

·	Integrated Log and Journal

-	Integrated log on each page let’s track and manage activities on a daily basis similar to a daily journal.

·	Audit Trail

-	Each page and record has a create date, created by, last modified date and modified by

-	Each page and record has a history that can be viewed by feature (log page of all changes highlighted) – Page History Log

·	Transition of Care

-	During a major medical condition create a “transition of care” list that tracks patient from facility to facility (ambulance, hospital, outpatient, acute care, assisted living, home)…

·	Technology Value-Add

-	Highly secure

-	Security and audit trail of all of your information.

-	Last login date, last time people viewed your data and on what page.

-	Centralized location for family and healthcare information

-	Audit trail of all transactions

-	Opt In / Opt Out data access

-	HIPAA compliance management

-	Integrated eDocument Signing / Online Document Signing

-	Home monitoring via video over IP (low cost video monitoring for up to 4 months)

·	Medical Dictionary
-	Online medical dictionary in family terms…

·	24/7 Chat and Phone Support

-	Services: Medical record retrieval service, telehealth service,

·	Integrated Notes on each Page

-	Running blog at bottom of each page to leave notes and have discussion thread.

*********************************************

Main B2C Solutions:

  You – managing daily family care and tasks
  Family Care in Assisted Living Centers – Grandma & Grandpa, parents or special needs children
  Court Appointed Care – custody cases, divorce court, etc.
  Snow Birds – Traveling from one location to another

Main B2B Solutions:

  Transition of Care solutions / CMS reimbursement
  Retail Health
  Hospital / Medical Group - OEM / Private Label
  Assisted Living Centers
  Home Healthcare Providers
  TPAs
  Schools

CarePanda is an online family planner and healthcare organizer software that allows Website Users (“Users”) to securely track and manage family and healthcare information (collectively the “Website” or “CarePanda”).

CarePanda is divided up into Centers including:

  My Account Center
  Family Center
  Health Center
  Legal Center
  Finance Center
  House & Home Center

Each Center provides Online Forms to track and manage data and content including family information, health information, legal information, finance information and house and home information. Online Forms include data tables, input tables, reports, calendar views, field views, reference materials, dictionary content, notes, blogs, guides, documents, images, PDF files, faxes, emails, text messages and other online displays of data tied to specific information for each Center.

Online Forms can be searched, sorted or filtered by the data contained in each Online Form (collectively “Search” or “Filter”)

Website Users (“Users”) are people who have registered for an online account to the CarePanda website and who have permission and control over their CarePanda Website and all the data on each Center on that website. Permission and control includes the ability to create new content, edit content, delete content, allow other users to access their Centers content for each Center and the ability to prevent other users from accessing their Centers content and information. Users can see a complete audit trail of all users on each Online Form and each Center and Opt-In or Opt-Out to view or edit data on any Online Form.

Documents are online documents uploaded, faxed or emailed to an Online Form on the CarePanda Website. Examples include PDF Files, Microsoft Word Documents, Microsoft PowerPoint Documents, Microsoft Excel Documents, Open Office Documents, images, Image files, JPG files, PNG files, GIF files, and other proprietary and non-proprietary document files.

Opt-In Security (“Opt-In”), Opt-Out Security (“Opt-Out”) and Audit Trail Feature (“Audit Trail”):

For each Online Form users have Opt-In and Opt-Out User Security and complete Audit Trail of the information on that page and form:

  Opt In Security lets other users view the data on this page
  Opt In Security lets other users edit the data on this page
  Opt Out Security prevents other users from viewing this page
  Opt Out Security prevents other users from editing this page
  Audit Trail Report showing what users currently can view or edit this page
  Audit Trail Date and Time Stamp showing what data users created or modified last

View/Viewing/View Permissions – A user can only view the data on the Online Form. They cannot add new content, change, edit, modify, delete or change the data in any way for this Online Form.

Edit/Editing/Edit Permissions – A user can view and edit the data on the Online Form. They can add new content, change, edit, modify, delete or change the data on this Online Form.

Audit Trail – AuditTrail is a report that includes the date, time and Opt-In users who currently have View and Edit access to this Online Form. The Audit Trail also shows which users previously had View or Edit access to the Online Form.

HIPAA Compliance – Some sections of the Website require an Opt-In user to meet HIPAA Compliance to access specific users Online Form. HIPAA Compliance information will need to be electronically signed and agreed to by each Opt-In user access HIPAA compliant Online Forms on the CarePanda website.

View One, View Many Feature:

For each Online Form users have the ability to view other user’s data and information using Opt-In Security and Opt-Out Security and Audit Trail Feature via an online drop down box.

Users can select to view their data (“My Data” or “My Information”) or to view other users’ data (“Other User Data”) who have provided Opt-In Audit Trail permissions or to view or all users data (“All Users Data”) on the same Online Forms for all Opt-In Audit Trail permission users’ data including “My Information”.

The View One, View Many Feature allows users to view all family or Opt-In permissible data on the same page without having to search, filter or sort on family or Opt-In permissible data individually or one at a time.

The View One, View Many Feature allows users to edit all family or Opt-In permissible data on the same page without having to search, filter or sort on family or Opt-In permissible data individually or one at a time.

Unified Communications:

For each user on the website, they will be assigned a unique Unified Communications ID which will be used to send and receive information from any Online Form or Feature on the website. The unique Unified Communications ID will allow users and Opt-In users to send a fax, send a text message (from mobile phone or any text enabled website or device) or send email to any users account and Online Form.

Unified Communications will also be used to send and receive information from any Online Form or Feature on the website to import electronic data sets such as a comma-delimited text files, database files, HL7 healthcare files, public data records including Federal and State electronic data sets or other electronic data sets.

Unified Communications will allow CarePanda users to view, edit, manage, send, receive data for Online Forms using mobile devices, hand-held devices and websites.

CompareCare

Each page on the website allows you to compare data to other users on the website and to compare your data to other online or offline data sets including local, county, state or national data sets and reports, industry data sets and reports, publically available data sets and reports and CarePanda licensed data sets and reports.

Examples of CompareCare:

·	When a user puts in a doctors name, CompareCare checks the to see if doctor is State Certified, Board Certified, has a AMA number, where graduated school and also checks available online and offline data sets and reports for other comparative data.

·	When a user enters a medical bill, CompareCare checks to see the cost comparison of Medicare and Medicaid data sets, State Medical Data Sets, Comparison of cost from other users on CarePanda website and Industry available or Industry licensed data sets to compare bill cost to other medical costs, to check bill for improper billing codes, duplicate billing codes or over-billing

·	When a user enters a medication or drug, the user will see how many other users on CarePanda are taking this drug and view recent news from the FDA website on drugs, drug recalls and drug comparisons on generics, pricing, brands, drug formulas and more.

·	When a user enters allergy, users on CarePanda will see how many people in the same city, state or nation who have same allergy and see statistical data and prevalence by ZIP Code, city, county, state or other comparison data.

·	Also see CompareCare Private Label capabilities below (“Private Label”)

Online Form - Alerts and Notifications:

Alerts and Notifications is an integrated feature on each Online Form that are Text Messages, Emails or Automated Phone Calls. CarePanda allows users to set Alerts and Alarms on each Online Form allowing users to receive a Text Message, Email or Automated Phone Call for each activity on an Online Form. Activities for Online Forms include New Data, Edit Data and Deleted Data on each Online Form and New or Updated CompareCare Data and Opt-In User(s) and Opt-Out User(s). Alerts and Notifications can be set to be received immediately, daily, weekly or monthly for each Online Form.

Online Form - Notes:

Notes is an integrated feature on each Online Form that is a data field at the bottom of each Online Form. Notes is text that can be published on any Online Form by any Opt-In user. Notes will collect at the bottom of each Online Form and serve as a blog, discussion group or forum to capture notes or discuss information related to the Online Form. Only Opt-In users can view notes and only Opt In users with edit capability can change or delete a note.

Online Form – Journal:

Journal is an integrated feature on each Online Form that allows users to keep a journal of activities for each Online Form. The Journal includes the ability to track a activity including the date, time, people, user, location, amount, level, create date, create user, modified date, modified user and other Journal related activities for each Online Form. Only users or Opt-In users with edit permissions can use the Journal on each Online Form. Journal Activities are added to a central Journal Online Form which can be viewed in the users My Account Center.

Online Form – Resources:

Resources is an integrated feature on each Online Form that are online data sets publically available on the Internet, print or on CarePanda website that allow users to look-up and reference information about data in their Online Forms. This may include medical dictionaries, drug databases, maps, directions, statistics, tips, resources, websites, phone numbers, databases, lists, and more. Examples include medical dictionary, hospital address list, physician address list, online map with directions, etc.

Online Form – Expenses:

Expenses is an integrated featured on each Online Form that allows users to keep track of expenses and costs related to data on that Online Form. For example Expenses help track the cost of drugs on the Medication Online Form or the cost of a Surgeries, Allergies or Test Results on the corresponding Online Form. Expenses capture the date, time, provider, location, cost, insurance coverage and related expense information. Expenses are captured and totaled by month and year under the Finance Center.

Online Form – Print and Export Features:

CarePanda website allows Users to Print or Export their Online Form data. Each user can print from their online device to a printer of a Online Form, create a downloadable PDF file of a Online Form, download a text, comma-delimited file of a Online Form, email a Online Form, Fax a Online Form or Text Message a Online Form. Print and Export can also be used from within any Search, Sort or Filter.

My Account:

CarePanda website allows users to manage their Account (My Account) online including change passwords, track and manage Opt-In and Opt-Out Security Users, track and manage HIPAA compliance for their healthcare information and keep a complete audit trail of each Online Form, mange Journal entries, Notes and Expenses. Other tools include the ability to set Alerts and Alarms on each Online Form, export data for each Online Form, Compare data with other CarePanda users, etc.

Private Label & Co-Branding:

CarePanda website can be private labeled or co-branded for other companies. This feature allows licensed companies to brand or private label CarePanda website and add their own sponsoring information to the website. Private Label companies can also create closed data sets that let them compare data using the “CompareCare” tools just between their company or organization for users on the CarePanda website.

COMPETITION

There are several healthcare websites that offer personal health records (Google Health, Microsoft Health Vault), diet or health advice (WebMD, Health Grades), healthcare portals (Med Seek) or even caregiver planning websites.

CarePanda is unique and completely different offering from these competitors. CarePanda links people and healthcare information together at the point of care, works on multiple platforms, solves a number of regulatory problems for hospitals and nursing homes and is not dependent on integration with electronic health records.

CarePanda looks at tools and features such as document libraries, fax systems, picture libraries and text messaging that are not dependent on electronic health records and not available on other systems. CarePanda also focuses on tools that help people manage their lives and care including home inventory tracking, emergency planning, medical bill management tools and much more. These unique CarePanda solutions are not available in other competitor systems.

-34-

Competitive Comparison

Competitive Company	Key Advantage Over	Key Threat From
Google Health Microsoft Health Vault	CarePanda works on multiple platforms, meets regulatory requirements, provides more features and can be private labeled or co-branded.	Google and Microsoft have extensive resources and funds
WebMD Health Grades MedSeek	CarePanda works on multiple platforms, meets regulatory requirements, provides more features and can be private labeled or co-branded.	WebMD's website could offer similar tools to CarePanda and their Medical Manager product for physicians could be used to create an integrated solution between families and their doctors. MedSeek offers hospital medical portals that could be used to offer similar services as CarePanda
Intuit	CarePanda works on multiple platforms, meets regulatory requirements, provides more features and can be private labeled or co-branded.	Intuit Quicken Medical Expense Manager is a great tool for families to track medical expenses. Intuit could decide to offer similar services.

DESCRIPTION OF PROPERTY

Our corporate offices are provided free of charge by our Karl Hoshor, our Chairman. They are located at 20111 Greeley Rd, Lake Mathews, CA 92570. The phone number is 714-470-4825.

LEGAL PROCEEDINGS

We are not involved in any pending, and have no knowledge of any threatened, litigation, legal proceedings or claims.

(c) Reports to security holders.

(1) To the extent required by federal and state law, the Company will deliver an annual report to security holders.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1.A	RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide to invest in shares of our common stock.

If any of the following risk were to occur, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

TeleHealthCare has minimal financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

TeleHealthCare is an early stage company and has minimal financial resources. We had a cash balance of $2,315 as of September 30, 2015. We have working capital deficit of $113,800 and accumulated deficit of $241,525 at September 30, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended September 30, 2015 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of our fundraising and debt are sufficient to keep our business operations functioning for the next twelve months. We do not have a formal agreement with our president and chief executive officer to fund the Company’s working capital needs; however our president and chief executive officer’s current plan is to do the majority of the work on his own without cash compensation while he seeks other sources of funding. The Company has started the development of an initial design and framework of its proposed CaraPanda portal platform, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis.”  We currently spend on average between $5,000 and $15,000 per month in operational expenses. We have generated minimal revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our president and chief executive officer or others who know our president and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our president and chief executive officer or others to continue our operations beyond a month-to-month basis.

TeleHealthCare is and will continue to be completely dependent on the services of our president, chief financial officer, and vice president of sales, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

TeleHealthCare’s operations and business strategy are completely dependent upon the knowledge and business connections of Messrs. Donahue, Hoshor and Folsom our officers. They are under no contractual obligation to remain employed by us. If any should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Form 10-K. We will likely fail without the services of our officers or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Hoshor naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Messrs. Donahue, Hoshor and Folsom current employment does not limit or restrict them from being involved with our Company, and their employment allows them the flexibility to provide at least 20 hours per week to our Company.

Because we have only recently commenced business operations, we face a high risk of business failure.

The Company was formed in December 2012. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2015, we had no material operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

The Company has commenced internally developing our telehealth portal. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined may be in excess of $1,000,000. We will need additional funds to market our website. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

We may not have or ever have the resources or ability to implement and manage growth strategy.

Although the Company expects to experience growth based on being able to implement its business plan, actual operations may never occur because the business plan may never be implemented because of lack of funds to do so. If the Company’s business plan and growth strategy are implemented, of which no assurances can be given, a significant strain on the Company’s management, operating systems and/or financial resources will be imposed. Failure by the Company’s management to manage this growth, if it occurs, or unexpected difficulties encountered during growth, could have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s ability to operate profitably will depend upon a number of factors, including (i) identifying distribution channels, (ii) generating sufficient funds from our then existing operations or obtaining third-party financing or additional capital, (iii) the Company’s management team and its financial and accounting controls and (iv) staffing, training and retaining of skilled personnel, if any at all. Certain of these factors will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing companies. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company's services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our vice president of sales, Mr. Folsom and our chief financial officer, Mr. Hoshor, for a majority of its leads and believes that independent outside sales reps will also be an important source of sales referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that an outside sales person use or recommend the Company. We currently have no contracts or agreements in place with any outside sales professional. No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which the Company will operate are characterized by intense competition from several types of solution and technical service providers. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly Messrs. Donahue, Hoshor and Folsom) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president and chief executive officer) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

The Company has policies in place regarding the manner in which management will resolve these types of conflicts of interest. These policies relate how to deal with conflicts of interest as they relate to outside board memberships, outside business interests, outside investments, outside employment and outside business relationships. In general, the personnel should disclose these conflicts to management or other board members. The decisions as relates to the conflict should be made by the disinterested board of directors. Specifically our code of ethics addresses these conflicts in more detail.

We cannot provide assurances that our efforts and policies to eliminate the potential impact of conflicts of interest will be effective.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Currently, the Company is not be required to provide an assessment of the effectiveness of our internal controls over financial reporting until our second annual report after our initial public offering and that an auditor attestation of management's evaluation of effectiveness of the internal controls is not required as long as we are an emerging growth company and/or a smaller reporting company.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

Having only three directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president and chief executive officer.

We have three directors director who also serves as our president, chief executive officer, and chief financial officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president and chief financial officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

 Our business venture is subject to a high risk of failure.

Our business relies on a platform that manages health records is at a very early stage and is subject to a high risk of failure. In order to establish commercial viability, we will have to acquire a large customer base. There can be no assurances that we will be able to do so.

We are uncertain of our ability to protect the information.

We rely on trade secrets, know-how and continuing knowledge to achieve and thereafter maintain a competitive advantage with respect to our platform that manages health records. Although we have entered into and we intend to enter into confidentiality and invention agreements with employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Our failure to develop our limited marketing capabilities would have a material adverse effect on our business.

We have limited marketing capabilities and resources to expend on marketing our platform that manages health records. In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our health records platform and ancillary products. Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts. No assurance can be given that we will succeed. Our failure to successfully develop our marketing capabilities, both internally and through third-party joint ventures, would have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Common Stock

Because we have nominal assets and no revenue, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult. Resales of our securities are not permitted under Rule 144(i) until 12 months after we are no longer considered a shell company.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of future financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (200,000,000) shares but unissued (150,109,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

If we were designated a shell your ability to resell your shares would be limited.

All of the presently outstanding shares of our common stock may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on August 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. To the extent the Company is designated a shell, you would be unable to sell your shares under Rule 144.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCQB/OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

-	the basis on which the broker or dealer made the suitability determination, and

-	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

-	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

-	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The ability of chairman to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our Chairman and treasurer, Mr. Hoshor will beneficially own an aggregate of 79.54% of our outstanding common stock. Because of his beneficial stock ownership, Mr. Hoshor will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of Mr. Hoshor may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by Mr. Hoshor. This level of control may also have an adverse impact on the market value of our shares because Mr. Hoshor may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently three persons) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. These reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We are required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited. However, we plan to voluntarily continue reporting in the absence of an SEC reporting obligation.

We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

Our corporate offices are provided free of charge by our Karl Hoshor, our Chairman. They are located at 20111 Greeley Rd, Lake Mathews, CA 92570.

ITEM 3. LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “TLLT”.   The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Quarter Ended	High	Low

December 31, 2012	N/A	N/A
March 31, 2013	N/A	N/A
June 30, 2013	N/A	N/A
September 30, 2014	N/A	N/A
December 31, 2013	N/A	N/A
March 31, 2014	N/A	N/A
June 30, 2014	N/A	N/A
September 30, 2015	$2.25	$1.35

The closing price of our common stock as reported on the OTC Markets on December 29, 2015, was $0.55.

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock"). As of December 29, 2015, 50,291,000 shares of Common Stock were issued and outstanding.

Common Stock

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. There are 50,291,000 shares of our common stock issued and outstanding at December 29, 2015. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

-	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

-	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

-	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

Authorized but Un-issued Capital Stock

Wyoming law does not require stockholder approval for any issuance of authorized shares. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of un-issued and unreserved common stock (and/or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If, after a business combination, we do not meet the qualifications for listing on the Nasdaq SmallCap Market. On April 7, 2000, the Securities and Exchange Commission issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 of a non-reporting company after it acquired a reporting “blank check” company. This letter clarified the Commission’s position that such Company would not be a successor issuer to the reporting obligation of the “blank check” company by virtue of Exchange Act Rule 12g-3(a).

We intend that any merger we undertake would not be deemed a “back door” registration since we would remain the reporting company and the Company that we merge with would not become a successor issuer to our reporting obligations by virtue of Commission Rule 12g-3(a).

(b) Holders

As of December 29, 2015, there were approximately 39 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Recent Sale of Unregistered Securities

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

The Company completed a private placement on September 30, 2014 whereby it sold 1,681,000 shares of common stock for $42,025.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended September 30, 2015 and 2014. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

TeleHealthCare, Inc., a Wyoming corporation, (“TeleHealthCare” “Company” “we,” “us,” or “our”) was incorporated on December 10, 2012. Most of the activity through September 30, 2014 involved incorporation efforts, development of our internet portal, and mobile applications and preparation.

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

For the year ended September 30, 2015 and 2014

Results from Operations

Service Revenues

Service revenues were $13,000 and zero for the years ending September 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses were $191,241 and $12,302 for the years ending September 30, 2015 and 2014, respectively.  For 2015, the expenses consisted primarily of an impairment loss of $87,500, stock compensation of $17,500, consulting fees of $63,266 and compliance fees of $15,000. For 2014, the expenses consisted primarily of $12,000 for accounting expenses and legal fees.

Interest Expense

Interest expense was $2,144 and $2,700 for the years ending September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ending September 30, 2015 and 2014:

	Year Ended September 30,
	2015	2014
Operating Activities	$(34,490)	$38,899
Investing Activities	—	(25,000)
Financing Activities	(45,000)	42,025
Net Effect on Cash	$(79,490)	$55,924

We are seeking financial assistance from our shareholders or a third party who may agree to loan us the funds to cover the balance of outstanding professional and development fees to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when TeleHealthCare has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan funds for this purpose.

Since starting the Company, most of our resources and work have been devoted to planning our business, platform development, mobile application development, implementing systems and controls, and completing our registration statement. When those procedures are done, which we believe will occur over the next few months, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, will range between $250,000 and $500,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are only able to use internal resources only (primarily consisting of the services of our president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our president and chief financial officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis” their function and assistance is limited by our availability of financing.  Our goal would be to have multiple sales channels and a comprehensive corporate website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from former business associates of our president and chief executive officer or through private investors referred to us by those same business associates. To date, we have received a loan for $45,000 from unrelated parties. .. We have limited our cash use to approximately $5,000 to $15,000 per month. Our cash can sustain our current operations for approximately twelve months.

If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We are subject to the reporting requirements of the Exchange Act of 1934. We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 relating to having our independent registered public accounting firm attest to, and report on, management’s assessment of its internal controls until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

As of September 30, 2015, we owed $109,250 in connection with organizational costs, professional services, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at September 30, 2015.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 91

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TeleHealthCare, Inc.

We have audited the accompanying balance sheets of TeleHealthCare, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleHealthCare, Inc. as of September 30, 2015 and 2014, and the result of its operations and its cash flows for the years ended September 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has minimal revenues and accumulated deficit since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

December 29, 2015

Walnut, CA 91789

TeleHealthCare, Inc.

Balance Sheets

September 30, 2015 and 2014

	September 30,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$2,315	$81,805
Total Current Assets	2,315	81,805
Intangible assets, net	—	87,500

TOTAL ASSETS	$2,315	$169,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$109,250	$63,450
Note payable and interest payable	6,865	49,719
TOTAL LIABILITIES	116,115	113,169

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $0.001 par value; 200,000,000 shares authorized; 49,891,000 shares issued and outstanding, respectively	49,891	49,891
Additional paid in capital	77,834	59,884
Accumulated deficit	(241,525)	(53,640)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(113,800)	56,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,315	$169,305

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Statements of Operations

For the years ended September 30, 2015 and 2014

	September 30,
	2015	2014
Service Revenues	$13,000	$—
Cost of Sales	7,500	—
Gross Profit	5,500	—

Expenses:
General and administrative expense	191,241	12,302

Operating loss	(185,741)	(12,302)

Interest expense, net	(2,144)	(2,699)

Net loss	$(187,885)	$(15,001)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	49,891,000	45,719,178

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Statement of Changes in Stockholders’ Equity

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance - September 30, 2013	45,000,000	$45,000	$(40,000)	$(38,639)	$(33,639)
Shares issued for cash	1,681,000	1,681	40,344	-	42,025
Shares issued for platform	2,500,000	2,500	60,000	-	62,500
Shares issued for services	710,000	710	(460)	-	250
Net loss	-	-	-	(15,001)	(15,001)
Balance - September 30, 2014	49,891,000	$49,891	$59,884	$(53,640)	$56,135
Stock compensation	-	-	17,950	-	17,950
Net loss	-	-	-	(187,885)	(187,885)
Balance - September 30, 2015	49,891,000	$49,891	$77,834	$(241,525)	$(113,800)

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Statement of Cash Flows

For the Years Ended September 30, 2015 and 2014

	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(187,885)	$(15,001)
Stock compensation expense	17,950	250
Impairment loss	87,500	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	45,800	50,950
Accrued interest payable	2,145	2,700

Net Cash Provided by (Used In) Operating Activities	(34,490)	38,899

INVESTING ACTIVITIES:
Expenditures for intangibles	—	(25,000)

Net Cash Used In Investing Activities	—	(25,000)

FINANCING ACTIVITIES:
Repayment of note payable	(45,000)	—
Net proceeds from issuance of common stock	—	42,025
Net Cash Provided By (Used In)Financing Activities	(45,000)	42,025

CHANGE IN CASH	(79,490)	55,924
CASH AT BEGINNING OF PERIOD	81,805	25,881
CASH AT END OF PERIOD	$2,315	$81,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING ACTIVITIES:
Common stock issued for CarePanda platform	$—	$62,500

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Notes to the Financial Statements

September 30, 2015 and 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, fiscal year-end.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has allowance for doubtful accounts of zero as of September 30, 2015 and 2014, respectively.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

Long-Lived Assets & Impairment of Long Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the years ended September 30, 2015 and 2014, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the years ended September 30, 2015 and 2014, the Company recognized impairments $87,500 and $0 for intellectual property, respectively.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period ended September 30, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $113,800 and an accumulated deficit of $241,525 at September 30, 2015. As of September 30, 2015, the Company had not generated any significant revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues from telehealth platforms, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. The principal $45,000 was paid in July 2015. As of September 30, 2015 and 2014, there are $6,865 and $4,719 of accrued interest, respectively.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock.

In the year ending September 30, 2013, the Company issued 40,000,000 shares of its common stock to its chairman and treasurer as founder shares and $5,000,000 shares for services valued by the Company at $5,000.

In the year ending September 30, 2014, the Company issued 710,000 shares of our common stock for services with a value attributed to them of $17,750. These vested quarterly over a year.

In the year ending September 30, 2014, the Company issued 2,500,000 shares of our common stock for assets related to CarePanda with a value attributed to them of $62,500.

The Company completed a private placement on September 30, 2014 whereby it sold 1,681,000 shares of common stock for $42,025.

At September 30, 2015, there are 49,891,000 shares of common stock issued and outstanding.

NOTE 6 – INCOME TAXES

As of September 30, 2015 and 2014, the Company had net operating loss carry forwards of $241,525 and $53,640 that may be available to reduce future years’ taxable income through 2034, respectively.

	September 30,
	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$82,118	$18,237
Other	—	—
Gross deferred tax assets	82,118	18,237
Valuation allowance	(82,118)	(18,237)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance due to the management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2015 will not be realized.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 0% for 2015 is as follows:

	2015	2014
Income tax benefit at federal statutory rate	(34)%	(34)%
State income tax benefit, net of effect on federal taxes	(0)%	(0)%
Increase in valuation allowance	34%	34%
Income tax expense	—	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of September 30, 2015 as to each Director of the Company:

Name	Age	Title
James Donahue	71	Director and President
Karl Hoshor	44	Chairman, principal financial officer and principal accounting officer, treasurer and secretary
Matthew Folsom	43	Director

James Donahue – Mr. Donahue has been our director and president since September 2014. Prior to joining our company Mr. Donahue was president of MS2 Group West from 2008 to 2009 where he establish medical strategies and systems to expand hospital emergency room operations with improved revenues and profits through enhanced process and procedures. He served as president of ATC Healthcare from 2007 to 2008 where he was responsible for grow and expand existing healthcare lines in travel and per diem. He served as president of TeamStaffRx from 2006 to 2007 were he was responsible for growth, development and profitability to its parent Allied Healthcare. He served as COO for Telecom Relocation Services, Inc. from 2004 to 2006 where he created new infrastructure for private Voice, Data and Fiber Optics. Since 2009, Mr. Donahue currently owns and operates his own coffee cafe. Mr. Donahue obtained his BBA in Marketing and Management from Washburn University. and a Graduate Studies in Law from Washburn University.

Karl Hoshor – Mr. Hoshor has been our chairman and treasurer since October 2012.  During this time he has managed and overseen all aspects of our operations. From 2009 to present Mr. Hoshor also serves as manager for Air Ducks Duct Cleaning.  Mr. Hoshor manages employees, handles all aspects of customer service and does accounts payable and receivable for this service based company.  Mr. Hoshor was a shift manager at The Score nightclub from 2004 to 2009. Mr. Hoshor managed operations, employees, customer service and a sales team for this prolific Los Angeles nightclub. From 1990 to 2003, Mr. Hoshor owned and operated The Personal Touch Auto Detailing. Mr. Hoshor was responsible for all aspects of operations for this service based business which he sold in 2003.

Matthew Folsom – Mr. Folsom has been in sales and service for Audiometrics since 2004 covering all of Southern California and Nevada. Specializing in the hearing and balance industry, he distributes instrumentation from multiple manufacturers and provides service to hospitals, schools, ears, nose and throat, and audiologists. He also serves on the board for National Association of Special Equipment Distributors. He is responsible for continuing education for service technicians around the nation who service the hearing and balance equipment sold. Mr. Folsom earned a Bachelor’s of Arts degree at the California State University, Chico in 1995.

Family Relationships.

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

·	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of September 30, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the two years ending September 30, 2014, compensation awarded to or paid to, or earned by, our Officers and Directors (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Karl Hoshor (1) Director and CFO	2015	$5,000	-	-	-	-	-	-	$5,000
	2014	-	-	-	-	-	-	-	-
James Donahue (2) Director and President	2015 2014	- -	- -	- $12,500	- -	- -	- -	- -	- $12,500
Matthew Folsom (3) Director	2015 2014	-	-	$5,000	- -	- -	- -	- -	- $5,000

There is no formal employment arrangement with Messrs. Hoshor, Donahue, and Folsom at this time. Their compensation has not been fixed or based on any percentage calculations. They will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Their compensation amount may be formalized if and when the Company completes this offering and obtains any future financing beyond the offering.

(1)	Mr. Hoshor received 40,000,000 shares of common stock of the Company as founder shares. The Company does not intend on issuing any additional shares to Mr. Hoshor for organizational services or for his activities as an officer or director for the foreseeable future. The Company has valued these shares at $40,000.

(2)	Mr. Donahue received 500,000 shares of common stock of the Company for services as president. The Company does not intend on issuing any additional shares to Mr. Donahue for his activities as an officer or director for the foreseeable future. The Company has valued these shares at $12,500.

(3)	Mr. Folsom received 200,000 shares of common stock of the Company for services as vice president of sales. The Company does not intend on issuing any additional shares to Mr. Folsom for his activities as an officer or director for the foreseeable future. The Company has valued these shares at $5,000.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended September 30, 2014 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended September 30, 2014. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of September 30, 2014 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended September 30, 2015, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Messrs. Donahue, Hoshor, and Folsom. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Messrs. Donahue, Hoshor, and Folsom

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 29, 2015, we had 50,291,000 shares of common stock outstanding which are held by thirty-seven shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 29, 2015; of all directors and executive officers of TeleHealthCare; and of our directors and officers as a group.

Name	Amount and Nature Of Beneficial Ownership (1)	Percentage of Common Stock(1)

Karl Hoshor(2)	40,000,000	79.54%
James Donahue(3)	500,000	0.99
Matthew Folsom(2)7	200,000	0.40
All officers and directors as a group (one person)	40,700,000	80.93%

(1)	The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.
(2)	Officer and director of the Company. Mr. Hoshor received 40,000,000 founder’s shares of the Company in December 2012.
(2)	Officer and director of the Company. Mr. Donahue received 500,000 shares of the Company in September 2014 for services as president.
(2)

Director of the Company. Mr. Folsom received 200,000 founder’s shares of the Company in September 2014 for services as vice president of sales.

Mr. Folsom received 500,000 shares of the Company in February 2015 for further services as vice president of sales.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The only promoters of TeleHealthCare would be Mr. Hoshor, director, and principal financial officer.

Our office and mailing address is 20111 Greeley Rd, Lake Mathews, CA 92570. The space is provided to us by Mr. Donahue. Mr. Donahue incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Corporate Governance and Director Independence.

The Company has not:

•	established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company’s audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 11, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended September 30, 2015, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the year ended September 30, 2015 and 2014, the Company paid TAAD approximately $9,271 and $0 for auditing services they performed throughout those years, respectively.

Tax Fees

During the year ended September 30, 2015 and, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended September 30, 2015 and 2014, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

1. Audit services include audit work performed of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of TeleHealthCare, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2015 and 2014.

Statement of Operations for the years ended September 30, 2015 and 2014.

Statements of Stockholders’ Equity for the years ended September 30, 2015 and 2014.

Statements of Cash Flows for the years ended September 30, 2015 and 2014.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)
3.2	By-Laws(1)
10.1	Form Note Agreement (1)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 29, 2015	TELEHEALTHCARE, INC.

By: /s/ James Donahue
Name: James Donahue
Title: Chief Executive Officer (Principal Executive Officer)

December 29, 2015	TELEHEALTHCARE, INC.

By: /s/ Karl Hoshor
Name: Karl Hoshor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of TeleHealth, Inc. do hereby constitute and appoint James Donahue with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the SEC Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Donahue James Donahue	Chief Executive Officer, President & Director (Principal Executive Officer)	December 29, 2015
/s/ Karl Hoshor Karl Hoshor	Chief Financial Officer, Secretary & Director (Principal Financial & Accounting Officer)	December 29, 2015
/s/ Matthew Folsom Matthew Folsom	Director	December 29, 2015