Form 10-Q
period 2015-12-31
TeleHealthCare, Inc.
filed 2016-02-12
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2015

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $.001 par value	50,291,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$3,648	$2,315
Total Current Assets	3,648	2,315

TOTAL ASSETS	$3,648	$2,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$129,750	$109,250
Note payable and interest payable	6,865	6,865
TOTAL LIABILITIES	136,615	116,115

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $0.001 par value; 200,000,000 shares authorized; 49,891,000 and 49,891,000 shares issued and outstanding, respectively	49,891	49,891
Additional paid in capital	297,834	77,834
Accumulated deficit	(480,692)	(241,525)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(132,967)	(113,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,648	$2,315

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	December 31,
	2015	2014
Service Revenue	$—	$13,000
Cost of Sales	—	7,500
Net Revenue	—	5,500

Expenses:
Development, general and administration	239,167	32,433

Operating loss	(239,167)	(26,933)

Interest expense	—	(680)

Net loss	$(239,167)	$(27,613)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	49,891,000	49,891,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(239,167)	$(27,613)
Stock compensation expense	220,000	4,375
Change in current assets and liabilities:
Accounts receivable	—	(13,000)
Accrued expenses	20,500	35,500
Accrued interest payable	—	680

Net Cash Provided by / (Used In) Operating Activities	1,333	(58)

CHANGE IN CASH	1,333	(58)
CASH AT BEGINNING OF PERIOD	2,315	81,805
CASH AT END OF PERIOD	$3,648	$81,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION

TeleHealthCare, Inc. (the Company) was incorporated under the laws of the State of Wyoming on December 10, 2012. The Company issued 40,000,000 shares of its common stock to our founder, Karl Hoshor, as founder shares.

We have spent the last nine months customizing our CarePanda mobile app for Apple and Android platforms. CarePanda system will launch in April 2016 and will include secure text and chat communication between medical professionals, nurses, staff, vendors, pharmacists, lab contacts and many others.

Based on initial pilot programs with CarePanda and customer feedback, we are evolving our business model based. Telehealth will be launching a new telehealth service, branded On.CareTM to target emerging opportunities in the telehealth market for specialty and private label telehealth services. While CarePanda connects medical clinics and specialists together, On.CareTM connects physicians, patients and insurers (billing) together.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The unaudited financial statements of the Company and the accompanying notes are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report for the fiscal year ended September 30, 2015. The interim Financial Statements should be read in conjunction with the audited financial statements ended September 30, 2015 filed with the SEC. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of December 31, 2015 and September 30, 2015.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the three months ended December 31, 2015 and 2014, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the three ended December 31, 2015 and 2014, the Company did not recognize any impairments for intellectual property.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $132,967 and an accumulated deficit of $480,692 at December 31, 2015. As of December 31, 2015, the Company had no committed sources of capital or financing.

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

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. The principal $45,000 was paid in July 2015. As of December 31, 2015 and September 30, 2015, there is $6,865 of accrued interest, respectively.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock.

In the year ending September 30, 2013, the Company issued 40,000,000 shares of its common stock to its chairman and treasurer as founder shares and 5,000,000 shares for services valued by the Company at $5,000.

In the year ending September 30, 2015, the Company issued 710,000 shares of our common stock for services with a value attributed to them of $17,750.

In the year ending September 30, 2015, the Company issued 2,500,000 shares of our common stock for assets related to CarePanda with a value attributed to them of $62,500.

The Company completed a private placement on September 30, 2015 whereby it sold 1,681,000 shares of common stock for $42,025.

On December 29, 2015, the Company entered into an agreement to issue 400,000 shares of our common stock for services with a fair value attributed to them of $220,000.

At December 31, 2015, there are 49,891,000 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENT

On February 11, 2016, the Company partially completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 1,000,000 shares of the Company’s common stock resulting in gross proceeds of $100,000 to the Company. The Company intends to use proceeds of the offering for working capital and to develop its telehealth platform. The Company has no material relationship with any of the accredited investors participating in the private placement offering other than in respect of the subscription agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

TeleHealthCare, Inc., a Wyoming corporation, (“TeleHealthCare” “Company” “we,” “us,” or “our”) was incorporated on December 10, 2012. Most of the activity through September 30, 2015 involved incorporation efforts, development of our internet portal, mobile applications and preparation for this Offering.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain as a going concern.

Company Overview

We have spent the last nine months customizing our CarePanda mobile app for Apple and Android platforms. CarePanda system will launch in April of 2016 and will include secure text and chat communication between medical professionals, nurses, staff, vendors, pharmacists, lab contacts and many others.

Based on initial pilot programs with CarePanda and customer feedback, we are evolving our business model based. Telehealth will be launching a new telehealth service, branded On.CareTM to target emerging opportunities in the telehealth market for specialty and private label telehealth services. While CarePanda connects medical clinics and specialists together, On.CareTM connects physicians, patients and insurers (billing) together. By launching both systems, TeleHealthCare will have a full service solution that customers have been asking for.

We see five key areas driving demand for telehealth services:

•

Escalating Healthcare Costs – Healthcare represents $3 trillion USD in costs per year (CMS.gov) in the U.S. There is an urgent and growing need to control and lower the cost of providing healthcare. (https://www.cms.gov/research-statistics-data-and-systems/statistics-trends-and-reports/nation

alhealthexpenddata/downloads/highlights.pdf)

•	Expanded Insured Patient Base – There has been a rapid rise in patient volumes as more people are insured with passage and implementation of the Affordable Care Act.
•	Aging Population – As we age we have a higher incidence of chronic diseases. The average age of the population in the U.S. is growing resulting in an increase demand for services. It’s estimated that 65 million baby boomers will become Medicare enrollees over the next decade (http://www.handsontelehealth.com/past-issues/74-why-is-telehealth-a-driving-force-in-healthcare)

•	Shortage of Medical Professionals – In many cities and towns throughout the U.S. there is a shortage of medical professionals, especially medical specialists. This is especially true for rural populations. This has created an imbalance of the available supply of practitioners to many areas’ demand.

•	Regulations – Although only a few regulations have passed that allow billing and adoption of telehealth services in Medicare, Medicaid or Commercial health insurance services, new regulations look to greatly expand telehealth adoption.

A bipartisan group of US Senators led by Brian Schatz (D-HI) has introduced new telemedicine legislation that would move to waive restrictions on Medicare telehealth coverage that many consider antiquated or arbitrary. In addition to a coalition of six senators and three representatives, the bill has the support of the American Medical Association, the American Telemedicine Association, and a number of other industry groups, health systems, and tech vendors. http://mobihealthnews.com/content/latest-telemedicine-bill-could-save-18b-waiving-

medicare-restrictions

“Telehealth is the future of health care,” Schatz said in a statement. “It saves money and improves health outcomes. Our bipartisan bill puts us on a path to transform health care delivery, making it less costly and more convenient for patients and providers.”

http://www.schatz.senate.gov/imo/media/doc/CONNECT%20for%20Health%20Act.pdf

The bill, called the Creating Opportunities Now for Necessary and Effective Care Technologies (CONNECT) for Health Act, would improve access to telehealth in three major ways. It would establish a “bridge program” that allows doctors participating in the Merit-based Incentive Payment System (MIPS) to apply for demonstration waivers that would exempt them from restrictions Medicare imposes on the coverage of telehealth. It would automatically exempt participants in alternative payment models (such as ACOs) from those restrictions. Finally, it would expand the coverage of remote patient monitoring technologies for patients with chronic conditions.

Additionally, telemedicine reimbursement options would be expanded for non-hospital sites including telestroke evaluation and management sites, Native American health service facilities, dialysis facilities, community health centers, and rural health clinics.

Third Way, a centrist Washington think tank, crunched the numbers on the first three provisions and predicts that they would save the government $1.8 billion. Although the waiver program would increase federal spending by $1.1 billion, the other two would offset those costs.

http://go.avalere.com/acton/attachment/12909/f-0292/1/-/-/-/-/20160129_Telehealth%20and

%20RPM%20Scoring%20Memo.pdf

PRODUCTS & SERVICES:

Based on the growing market for telehealth services, TeleHealthCare will focus its energies on building an “end to end” telehealth solution company that incorporates the following services, software and devices. Many companies, including medical groups, disease management firms, mental health providers, and others find it difficult to get all these services within one solution.

•	Information Technology (IT) Services
•	Secure Video and Chat
•	Platform for Electronic Medical Records (EMR), Scheduling and Billing
•	Monitoring Devices
•	Telehealth Programs
•	Marketing Services

IT Services

These services offered on a ‘menu’ basis would include everything from setting up and managing a customer’s IT network for telehealthcare; to providing training, support, setup and configuration of the telehealth services, monitoring devices, mobile apps, an EMR platform and a billing system.

Secure Video and Chat

TeleHealthCare will be offering secure, HIPAA compliant video and chat capabilities. Some customers may only want chat, others video and some both services. TeleHealthCare can integrate video and chat into a customer’s existing systems.

Platform for EMR, Scheduling and Billing

While the majority of hospitals have adopted EMR systems, most disease management firms, specialty medical clinics, long term care centers, skilled nursing facilities, rehab centers and others have not yet adopted these systems. An EMR is necessary to document patient visits, manage online scheduling of telehealth services and track billing of telehealth services.

http://dashboard.healthit.gov/index.php

Monitoring Devices

To effectively monitor and manage patients in telehealth programs, especially patients with chronic care conditions, medical providers will need access to patient information gathered from remote monitoring devices that can track vital signs such as ECG, heart rate, pulse oximetry, blood pressure, temperature, weight, glucose levels, activity levels, etc. TeleHealthCare, Inc. will incorporate monitoring device management directly into their platform to provide vital sign history and alerts on the patient’s condition. The Company will also sell certain devices to its customers.

Telehealth Programs

TeleHealthCare will develop “packaged” telehealth programs that include turn-key business plans for customers to launch a telehealth program. This includes all the organization, billing and marketing of their telehealth solution.

Telehealth Platform

Our telehealth platform will be branded as On.CareTM. The certified platform is built upon Microsoft .NET technology and is 100% SaaS based product and hosted with a secure HIPAA compliant hosting company. On.CareTM will be a web-based platform that provides very low initial investment from customers and no major upgrade charges or expensive licensing fees. On.CareTM provides flexibility to access telehealth information from anywhere and on most devices – desktops, tablets and mobile devices.

On.CareTM is designed and developed from physician input and is developed to reduce data entry and maximize physician time.

Features:

•	Electronic Health Record
•	Patient Chart
•	Scheduling for in-office and online visits
•	Billing for in-office and online visits
•	ICD-10 support
•	Secure video and chat for online visits
•	Secure text and chat for in office communication and vendor communication
•	E-prescriptions
•	Lab integration
•	Patient device integration (vital sign measurements, activity monitors, etc.)
•	Patient portal for patients to view physician notes, connect to online visits, manage devices and health information
•	Practice management
•	Organizing patient information
•	Monitoring medical billing & reduce billing errors
•	Improved claim accuracy
•	Reporting
•	Customizable Online Forms for any medical specialty
•	Transcription interface to easily capture notes and update charts
•	Meaningful use dashboard
•	HI Exchange for patient data interopability

On.CareTM also supports the latest billing codes for ICD-10.

On.CareTM Product Advantages:

•	Accessible anytime, anywhere
•	Easy to navigate user interface
•	Multi-platform compatible on desktop, tablet or mobile
•	Template driven chart notes to support any medical specialty
•	Customizable dashboard
•	Fully integrated patient reminders
•	ePrescriptions
•	Automatic transfer of Lab results
•	Dictation and transcription interface
•	Built-in Patient Portal
•	Referral Portal
•	Patient Education Materials on Patient Portal
•	Customized Reports
•	Phone and Email Customer Support

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

Results of Operations

Comparison of the three months ended December 31, 2015 and 2014

Revenues

Revenues were $0 and $13,000 for three months ending December 31, 2015 and 2014, respectively.

Cost of Sales

Cost of sales were $0 and $7,500 for three months ending December 31, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses were $239,167 and $26,933 for three months ending December 31, 2015 and 2014, respectively.  For 2015, the expenses consisted primarily of $19,120 for professional fees and $220,000 for stock compensation. For 2014, the expenses consisted primarily of $18,000 for professional fees and 4,375 for stock compensation.

Interest Expense

Interest expense was $0 and $681 for three months ending December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Operating Activities	$(1,333)	$(58)
Investing Activities	—	—
Financing Activities	—	—
Net Effect on Cash	$(1,333)	$(58)

In the three months ending December 31, 2015, the Company incurred a net loss of $239,167. This was offset by stock compensation of $220,000 and an increase in accounts payable of $20,500 and accrued interest of $2,027.  For the three months ended December 31, 2014, the Company incurred a net loss of $27,613 and an increase in accounts receivable of $13,000 which was offset by an increase in accounts payable of $35,500,000 and accrued interest of $680.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2015, and our unaudited financial statements for the quarter ended December 31, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

+

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K for the period ending September 30, 2015 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

TELEHEALTHCARE, INC.

Date: February 12, 2016

/ s/ Derek Cahill

Derek Cahill

Title: Chief Executive Officer and President

/ s/ James Donahue

James Donahue

Title:  Chief Financial Officer