Form 10-Q
period 2016-03-31
TeleHealthCare, Inc.
filed 2016-04-18
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-201391

TeleHealthCare, Inc.

(Exact name of registrant issuer as specified in its charter)

Wyoming	80-0873491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Calle Recodo Suite B, San Clemente, CA 92673
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (949) 423-6870

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2016
Common Stock, $.001 par value	51,041,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$56,992	$2,315
Total Current Assets	56,992	2,315

TOTAL ASSETS	$56,992	$2,315

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$119,000	$109,250
Note payable and interest payable	21,210	6,865
TOTAL LIABILITIES	140,210	116,115

STOCKHOLDERS’ DEFICIT:

Common stock, $0.001 par value; 200,000,000 shares authorized; 51,041,000 and 49,891,000 shares issued and outstanding, respectively	51,041	49,891
Additional paid in capital	371,684	77,834
Accumulated deficit	(505,943)	(241,525)
TOTAL STOCKHOLDERS’ DEFICIT	(83,218)	(113,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$56,992	$2,315

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
REVENUES	$—	$—	$—	$25,000
COST OF SALES	—	—	—	7,500
GROSS PROFIT	—	—	—	17,500
OPERATING EXPENSES:
General and administrative expenses	21,656	30,384	260,823	62,817
LOSS FROM OPERATIONS	(21,656)	(30,384)	(260,823)	(45,317)
Interest expense	(345)	(673)	(345)	(1,353)
LOSS BEFORE PROVISION FOR INCOME TAXES	(22,001)	(31,057)	(261,168)	(46,670)
Provision for income taxes	—	—	—	—

NET LOSS	$(22,001)	$(31,057)	$(261,168)	$(46,670)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	50,719,571	49,891,000	50,307,393	49,891,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(261,168)	$(46,670)
Stock compensation	220,000	8,750
Changes in operating assets and liabilities:
Accounts receivable	—	(12,000)
Accounts payable	6,500	36,000
Accrued interest	345	1,353
Net cash used in operating activities	(34,323)	(12,567)

Cash flows from financing activities:
Proceeds from loan	14,000	—
Proceeds from the sale of common stock	75,000	—
Net cash provided by financing activities	89,000	—

Net increase (decrease) in cash	54,677	(12,567)

Cash - beginning balance	2,315	81,805

Cash - ending balance	$56,992	$69,238

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

TeleHealthCare, Inc. (the Company) was incorporated under the laws of the State of Wyoming on December 10, 2012. The Company’s principal business is in efforts to develop and commercialize technologies to enhance healthcare using telecommunications technologies.

We have spent the last nine months customizing our CarePanda mobile app for Apple and Android platforms. CarePanda system will launch in April 2016 and will include secure text and chat communication between medical professionals, nurses, staff, vendors, pharmacists, lab contacts and many others.

Based on initial pilot programs with CarePanda and customer feedback, we are evolving our business model. Telehealth will be launching a new telehealth service, branded On.CareTM to target emerging opportunities in the telehealth market for specialty and private label telehealth services. While CarePanda connects medical clinics and specialists together, On.CareTM connects physicians, patients and insurers (billing) together.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the three and six months ended March 31, 2016 and 2015, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the three and six ended March 31, 2016 and 2015, the Company did not recognize any impairments for intellectual property.

Recently Issued Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Our independent public company accountant has determined that the Company is a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $83,218 and an accumulated deficit of $505,943 at March 31, 2016. As of March 31, 2016, the Company had no committed sources of capital or financing.

The Company is not generating revenues from the development of telehealth platforms and the Company’s cash position is not significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. The principal $45,000 was paid in July 2015. As of March 31, 2016 and September 30, 2015, there is $6,865 of accrued interest, respectively.

On January 1, 2016, the Company issued a note payable to an unrelated party for $14,000. The notes are due on September 30, 2016 and have an interest rate of 10%.  As of March 31, 2016, there is $14,000 of principal and $345 of accrued interest owed.

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

On February 11, 2016, the Company partially completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 750,000 shares of the Company’s common stock resulting in gross proceeds of $75,000 to the Company.

At March 31, 2016, there are 51,041,000 shares of common stock issued and outstanding.

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

-

Escalating Healthcare Costs – Healthcare represents $3 trillion USD in costs per year (CMS.gov) in the U.S. There is an urgent and growing need to control and lower the cost of providing healthcare. (https://www.cms.gov/research-statistics-data-and-systems/statistics-trends-and-reports/nation

alhealthexpenddata/downloads/highlights.pdf)

-	Expanded Insured Patient Base – There has been a rapid rise in patient volumes as more people are insured with passage and implementation of the Affordable Care Act.

-	Aging Population – As we age we have a higher incidence of chronic diseases. The average age of the population in the U.S. is growing resulting in an increase demand for services. It’s estimated that 65 million baby boomers will become Medicare enrollees over the next decade (http://www.handsontelehealth.com/past-issues/74-why-is-telehealth-a-driving-force-in-healthcare)

-	Shortage of Medical Professionals – In many cities and towns throughout the U.S. there is a shortage of medical professionals, especially medical specialists. This is especially true for rural populations. This has created an imbalance of the available supply of practitioners to many areas’ demand.

-	Regulations – Although only a few regulations have passed that allow billing and adoption of telehealth services in Medicare, Medicaid or Commercial health insurance services, new regulations look to greatly expand telehealth adoption. S. 2484 called the CONNECT for Health Act, would move to waive restrictions on Medicare telehealth coverage that many consider antiquated or arbitrary. In addition to a coalition of six senators and three representatives, the bill has the support of the American Medical Association, the American Telemedicine Association, and a number of other industry groups, health systems, and tech vendors. http://mobihealthnews.com/content/latest-telemedicine-bill-could-save-18b-waiving-medicare-restrictions.

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

The bill would improve access to telehealth in three major ways. It would establish a “bridge program” that allows doctors participating in the Merit-based Incentive Payment System (MIPS) to apply for demonstration waivers that would exempt them from restrictions Medicare imposes on the coverage of telehealth. It would automatically exempt participants in alternative payment models (such as ACOs) from those restrictions. Finally, it would expand the coverage of remote patient monitoring technologies for patients with chronic conditions.

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

-	Information Technology (IT) Services

-	Secure Video and Chat

-	Platform for Electronic Medical Records (EMR), Scheduling and Billing

-	Monitoring Devices

-	Telehealth Programs

-	Marketing Services

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

On.CareTM is designed and developed from physician input and is developed to reduce data entry and maximize physician time.

Features:

-	Electronic Health Record

-	Patient Chart

-	Scheduling for in-office and online visits

-	Billing for in-office and online visits

-	ICD-10 support

-	Secure video and chat for online visits

-	Secure text and chat for in office communication and vendor communication

-	E-prescriptions

-	Lab integration

-	Patient device integration (vital sign measurements, activity monitors, etc.)

-	Patient portal for patients to view physician notes, connect to online visits, manage devices and health information

-	Practice management

-	Organizing patient information

-	Monitoring medical billing & reduce billing errors

-	Improved claim accuracy

-	Reporting

-	Customizable Online Forms for any medical specialty

-	Transcription interface to easily capture notes and update charts

-	Meaningful use dashboard

-	HI Exchange for patient data interopability

On.CareTM also supports the latest billing codes for ICD-10.

On.CareTM Product Advantages:

-	Accessible anytime, anywhere

-	Easy to navigate user interface

-	Multi-platform compatible on desktop, tablet or mobile

-	Template driven chart notes to support any medical specialty

-	Customizable dashboard

-	Fully integrated patient reminders

-	ePrescriptions

-	Automatic transfer of Lab results

-	Dictation and transcription interface

-	Built-in Patient Portal

-	Referral Portal

-	Patient Education Materials on Patient Portal

-	Customized Reports

-	Phone and Email Customer Support

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenues

Revenues were $0 for three months ending March 31, 2016 and 2015, respectively.

Cost of Sales

Due to the fact that we did not have any revenues, cost of sales were $0 for three months ending March 31, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were $21,656 and $30,384 for three months ending March 31, 2016 and 2015, respectively.  For 2016, the expenses consisted primarily of $15,000 for development fees, $5,000 for consulting expenses and $1,260 for accounting fees. For 2015, the expenses consisted primarily of $11,630 for legal fees, $14,346 for consulting expenses and $4,375 for stock compensation.

Interest Expense

Interest expense was $345 and $673 for three months ending March 31, 2016 and 2015, respectively.

Comparison of the six months ended March 31, 2016 and 2015

Revenues

Revenues were $0 and $25,000 for six months ending March 31, 2016 and 2015, respectively. The revenue was earned for developing a private label portal with the same functionalities as CarePanda.

Cost of Sales

Cost of sales were $0 and $7,500 for six months ending March 31, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were $260,823 and $62,817 for six months ending March 31, 2016 and 2015, respectively.  For 2016, the expenses consisted primarily of $25,000 for development fees, $11,500 for consulting expenses, $3,900 for accounting fees and $220,000 for stock compensation. For 2015, the expenses consisted primarily of $36,630 for legal fees, $17,346 for consulting expenses and $8,750 for stock compensation.

Interest Expense

Interest expense was $345 and $1,353 for six months ending March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2016 and 2015:

	Six Months Ended December 31,
	2016	2015
Operating Activities	$(34,323)	$(12,567)
Investing Activities	—	—
Financing Activities	89,000	—
Net Effect on Cash	$54,677	$(12,567)

In the six months ending March 31, 2016, the Company incurred a net loss of $261,168. This was offset by stock compensation of $220,000 and an increase in accounts payable of $6,500 and accrued interest of $345.  For the six months ended March 31, 2015, the Company incurred a net loss of $46,670 and a decrease in accounts receivable of $12,000 which was offset by an increase in accounts payable of $36,000 and accrued interest of $1,353.

In the six months ending March 31, 2016, the Company received $14,000 from the issuance of a note payable and $75,000 from the issuance of 750,000 of the Company’s common stock.

Going Concern Uncertainties

We have sufficient working capital for the next 6 months and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2015, and our unaudited financial statements for the quarter ended March 31, 2016 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 15, 2016

/ s/ Derek Cahill

Derek Cahill

Title: Chief Executive Officer and President

/ s/ James Donahue

James Donahue

Title:  Chief Financial Officer