Form 10-Q
period 2016-06-30
TeleHealthCare, Inc.
filed 2016-08-22
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-201391

TeleHealthCare, Inc.
(Exact name of registrant issuer as specified in its charter)

Wyoming	80-0873491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Calle Recodo Suite B,

San Clemente, CA 92673

(Address of principal executive offices, including zip code)

Registrant's phone number, including area code: (949) 423-6870

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock, $.001 par value	153,123,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$47,106	$2,315
Total Current Assets	47,106	2,315

TOTAL ASSETS	$47,106	$2,315

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$166,009	$109,250
Deferred Revenue	7,500	—
Note payable and interest payable	21,560	6,865
TOTAL LIABILITIES	195,069	116,115

STOCKHOLDERS' DEFICIT:

Common stock, $0.001 par value; 500,000,000 shares authorized; 153,123,000 shares and 149,673,000 shares issued and outstanding as of June 30, 2016 and 2015, respectively	153,123	149,673
Additional paid in capital	291,549	-
Accumulated deficit	(592,635)	(263,473)
TOTAL STOCKHOLDERS' DEFICIT	(147,963)	(113,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,106	$2,315

Share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$—	$—	$—	$25,000
COST OF SALES	—	—	—	7,500
GROSS PROFIT	—	—	—	17,500
OPERATING EXPENSES:
General and administrative expenses	64,394	22,003	328,467	84,820
LOSS FROM OPERATIONS	(64,394)	(22,003)	(328,467)	(67,320)
Interest expense	(350)	(673)	(695)	(2,026)
LOSS BEFORE PROVISION FOR INCOME TAXES	(64,744)	(22,676)	(329,162)	(69,346)
Provision for income taxes	—	—	—	—

NET LOSS	$(64,744)	$(22,676)	$(329,162)	$(69,346)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	153,123,000	149,673,000	151,682,124	149,673,000

Share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(329,162)	$(69,346)
Stock compensation	220,000	13,575
Changes in operating assets and liabilities:
Accounts receivable	—	(12,000)
Accounts payable and accrued expenses	56,758	57,500
Deferred revenue	7,500	—
Accrued interest	695	2,027
Net cash used in operating activities	(44,209)	(8,194)

Cash flows from financing activities:
Proceeds from loan	14,000	—
Proceeds from the sale of common stock	75,000	—
Net cash provided by financing activities	89,000	—

Net increase (decrease) in cash	44,791	(8,194)

Cash - beginning balance	2,315	81,805

Cash - ending balance	$47,106	$73,611

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

TeleHealthCare, Inc. (the Company) was incorporated under the laws of the State of Wyoming on December 10, 2012. The Company's principal business is in efforts to develop and commercialize technologies to enhance healthcare using telecommunications technologies.

Our CarePanda mobile app system launched in April 2016, CarePanda includes secure text and chat communication between medical professionals, nurses, staff, vendors, pharmacists, lab contacts and many others.

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

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation , which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic earnings loss per share due to the lack of dilutive items in the Company.

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

The Company's adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes . A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal or State income taxes.

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the three and nine months ended June 30, 2016 and 2015, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Our independent public company accountant has determined that the Company is a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $147,963 and an accumulated deficit of $592,635 at June 30, 2016. As of June 30, 2016, the Company had no committed sources of capital or financing.

The Company is not generating revenues from the development of telehealth platforms and the Company's cash position is not significant enough to support the Company's daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. The principal $45,000 was paid in July 2015. As of June 30, 2016 there is $6,865 of interest payable balance.

On January 1, 2016, the Company issued a note payable to an unrelated party for $14,000. The notes are due on September 30, 2016 and have an interest rate of 10%. As of June 30, 2016, there is $14,000 of principal and $695 of accrued interest owed.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock. On April 12, the Company amended the article with Wyoming secretary of State to increase authorized common shares to 500,000,000.

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

On February 11, 2016, the Company partially completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 750,000 shares of the Company's common stock resulting in gross proceeds of $75,000 to the Company.

On June 3, 2016, the company filed Articles of Amendment to the Company's Articles of Incorporation to effect a one-for-three forward stock split (the "Forward Stock Split") of the outstanding common stock of the Company. The Forward Stock Split became effective on June 23, 2016. As a result of the Forward Stock Split, the number of outstanding shares of common stock of the Company was increased to approximately 153,123,000. The Forward Stock Split affected all shareholders of the Company uniformly and did not affect any shareholder's ownership percentage of the Company's common stock. In addition to the Forward Stock Split, the Articles of Amendment also increased the total number of authorized shares of common stock of the Company from 200,000,000 to 500,000,000 (par value $0.001 per share).

As of June 30, 2016, there are approximately 153,123,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2015 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2015 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

As an emerging growth company, we are exempt from:

•	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

•	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the "Commission" or "SEC"), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

•	Compliance with new or revised accounting standards until those standards are applicable to private companies;

•	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

•	Any Public Company Accounting Oversight Board ("PCAOB") rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

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

TeleHealthCare, Inc., a Wyoming corporation, ("TeleHealthCare" "Company" "we," "us," or "our") was incorporated on December 10, 2012. Most of the activity through September 30, 2015 involved incorporation efforts, development of our internet portal, mobile applications and preparation for this Offering.

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

-

Aging Population – As we age we have a higher incidence of chronic diseases. The average age of the population in the U.S. is growing resulting in an increase demand for services. It's estimated that 65 million baby boomers will become Medicare enrollees over the next decade (http://www.handsontelehealth.com/past-issues/74-why-is-telehealth-a-driving-force-in-healthcare)

-

Shortage of Medical Professionals – In many cities and towns throughout the U.S. there is a shortage of medical professionals, especially medical specialists. This is especially true for rural populations. This has created an imbalance of the available supply of practitioners to many areas' demand.

-

Regulations – Although only a few regulations have passed that allow billing and adoption of telehealth services in Medicare, Medicaid or Commercial health insurance services, new regulations look to greatly expand telehealth adoption. S. 2484 called the CONNECT for Health Act, would move to waive restrictions on Medicare telehealth coverage that many consider antiquated or arbitrary. In addition to a coalition of six senators and three representatives, the bill has the support of the American Medical Association, the American Telemedicine Association, and a number of other industry groups, health systems, and tech vendors.http://mobihealthnews.com/content/latest-telemedicine-bill-could-save-18b-waiving-medicare-restrictions.

A bipartisan group of US Senators led by Brian Schatz (D-HI) has introduced new telemedicine legislation that would move to waive restrictions on Medicare telehealth coverage that many consider antiquated or arbitrary. In addition to a coalition of six senators and three representatives, the bill has the support of the American Medical Association, the American Telemedicine Association, and a number of other industry groups, health systems, and tech vendors. http://mobihealthnews.com/content/latest-telemedicine-bill-could-save-18b-waiving-medicare-restrictions

"Telehealth is the future of health care," Schatz said in a statement. "It saves money and improves health outcomes. Our bipartisan bill puts us on a path to transform health care delivery, making it less costly and more convenient for patients and providers."

http://www.schatz.senate.gov/imo/media/doc/CONNECT%20for%20Health%20Act.pdf

The bill would improve access to telehealth in three major ways. It would establish a "bridge program" that allows doctors participating in the Merit-based Incentive Payment System (MIPS) to apply for demonstration waivers that would exempt them from restrictions Medicare imposes on the coverage of telehealth. It would automatically exempt participants in alternative payment models (such as ACOs) from those restrictions. Finally, it would expand the coverage of remote patient monitoring technologies for patients with chronic conditions.

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

http://go.avalere.com/acton/attachment/12909/f-0292/1/-/-/-/-/20160129_Telehealth%20 and %20RPM%20Scoring%20Memo.pdf

PRODUCTS & SERVICES:

Based on the growing market for telehealth services, TeleHealthCare will focus its energies on building an "end to end" telehealth solution company that incorporates the following services, software and devices. Many companies, including medical groups, disease management firms, mental health providers, and others find it difficult to get all these services within one solution.

-	Information Technology (IT) Services

-	Secure Video and Chat

-	Platform for Electronic Medical Records (EMR), Scheduling and Billing

-	Monitoring Devices

-	Telehealth Programs

-	Marketing Services

IT Services

These services offered on a 'menu' basis would include everything from setting up and managing a customer's IT network for telehealthcare; to providing training, support, setup and configuration of the telehealth services, monitoring devices, mobile apps, an EMR platform and a billing system.

Secure Video and Chat

TeleHealthCare will be offering secure, HIPAA compliant video and chat capabilities. Some customers may only want chat, others video and some both services. TeleHealthCare can integrate video and chat into a customer's existing systems.

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

http://dashboard.healthit.gov/index.php

Monitoring Devices

To effectively monitor and manage patients in telehealth programs, especially patients with chronic care conditions, medical providers will need access to patient information gathered from remote monitoring devices that can track vital signs such as ECG, heart rate, pulse oximetry, blood pressure, temperature, weight, glucose levels, activity levels, etc. TeleHealthCare, Inc. will incorporate monitoring device management directly into their platform to provide vital sign history and alerts on the patient's condition. The Company will also sell certain devices to its customers.

Telehealth Programs

TeleHealthCare will develop "packaged" telehealth programs that include turn-key business plans for customers to launch a telehealth program. This includes all the organization, billing and marketing of their telehealth solution.

Telehealth Platform

Our telehealth platform will be branded as On.Care TM . The certified platform is built upon Microsoft .NET technology and is 100% SaaS based product and hosted with a secure HIPAA compliant hosting company. On.Care TM will be a web-based platform that provides very low initial investment from customers and no major upgrade charges or expensive licensing fees. On.Care TM provides flexibility to access telehealth information from anywhere and on most devices – desktops, tablets and mobile devices.

On.Care TM is designed and developed from physician input and is developed to reduce data entry and maximize physician time.

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

On.Care TM also supports the latest billing codes for ICD-10.

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

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in "Liquidity" below and/or elsewhere in this prospectus. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenues

Revenues were $0 and $0 for three months ending June 30, 2016 and 2015, respectively.

Cost of Sales

Cost of sales were $0 and $0 for three months ending June 30, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were $64,394 and $22,003 for three months ending June 30, 2016 and 2015, respectively. For 2016, the expenses consisted primarily of $24,509 for payroll expense, $5,000 for consulting expenses, $16,000 software licensing fee, and $14,010 for other professional fees. For 2015, the expenses consisted primarily of $11,325 for professional fees, $6,000 for compliance expenses and $4,375 for stock compensation.

Interest Expense

Interest expense was $350 and $673 for three months ending June 30, 2016 and 2015, respectively.

Comparison of the nine months ended June 30, 2016 and 2015

Revenues

Revenues were $0 and $25,000 for nine months ending June 30, 2016 and 2015, respectively. The 2015 revenue was earned for developing a private label portal with the same functionalities as CarePanda.

Cost of Sales

Cost of sales were $0 and $7,500 for nine months ending June 30, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were $328,467 and $84,820 for nine months ending June 30, 2016 and 2015, respectively. For 2016, the expenses consisted primarily of $24,509 payroll expense, $44,750 for consulting expenses, $16,000 software licensing fee, $18,265 for other professional fees and $220,000 for stock compensation. For 2015, the expenses consisted primarily of $65,301 for professional fees, $6,000 for compliance expenses and $13,125 for stock compensation.

Interest Expense

Interest expense was $695 and $2,026 for nine months ending June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2016 and 2015:

	Nine months ended June 30,
	2016	2015
Operating Activities	$(44,209)	$(8,194)
Investing Activities	—	—
Financing Activities	89,000	—
Net Effect on Cash	$44,791	$(8,194)

In the nine months ending June 30, 2016, the Company incurred a net loss of $329,162. This was offset by stock compensation of $220,000 and an increase in accounts payable and accrued expenses of $56,758 and accrued interest of $695. For the nine months ended June 30, 2015, the Company incurred a net loss of $69,346 and a decrease in accounts receivable of $12,000 which was offset by an increase in accounts payable of $57,550 and accrued interest of $2,027.

In the nine months ending June 30, 2016, the Company received $14,000 from the issuance of a note payable and $75,000 from the issuance of 750,000 of the Company's common stock.

Going Concern Uncertainties

We have sufficient working capital for the next 6 months and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2015, and our unaudited financial statements for the quarter ended June 30, 2016 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INS XBRL Instance Document *
101.SCH	SCH XBRL Schema Document *
101.CAL	CAL XBRL Calculation Linkbase Document *
101.DEF	DEF XBRL Definition Linkbase Document *
101.LAB	LAB XBRL Label Linkbase Document *
101.PRE	PRE XBRL Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEHEALTHCARE, INC.

Date: August 22, 2016	By:	/s/ Derek Cahill
	Name:	Derek Cahill
	Title:	Chief Executive Officer and President

	By:	/s/ James Donahue
	Name:	James Donahue
	Title:	Chief Financial Officer

