Form 10-K
period 2016-09-30
TeleHealthCare, Inc.
filed 2017-01-06
CIK 1628104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2016
OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TELEHEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Commission file number: 333-201391

Wyoming	80-0873491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Calle Recodo, San Clemente, CA	92673
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 997-2632

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

As of March 31, 2016, (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,719,537.

As of December 27, 2016, there were 153,873,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1. BUSINESS

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

Over the next several months, Telehealthcare.com will be working with strategic partners and service providers to roll out and demonstrate the abilities of our CarePanda app. Initially Telehealthcare.com will focus on physician groups, mental health providers, pharmacy solutions, and a few other niche specialty medical service providers. Each of these market segments have strong, growing demand for HIPAA compliant solutions and telehealth services. The goal in the next six to nine months is to build a consistent, growing, recurring revenue base and develop sales with key customers in key target markets.

In December of 2016, Telehealthcare signed Exclusive Reseller Agreement with Re-Habit, Inc. for the licensing and resell of CarePanda Secure Messaging App to the Detox and Residential Treatment industry. The Detox and Residential Treatment Centers are under increased regulatory pressure to meet Health Insurance Portability and Accountability Act (HIPAA) compliance. Some centers are even required to meet Joint Commission: Accreditation, Health Care, Certification (JCAHO) for the retention and storage of healthcare communication to continue their operations and association with hospitals, Accountable Care Organizations (ACOs) and insurance providers.

In California alone, there are over 1,000+ Detox and Rehabilitation facilities. As of December 2016, Re-Habit has already registered several facilities into pilot programs with a goal of 100 facilities for 2017.

Per Telehealthcare’s Press Release on December 14, 2016:

Telehealthcare, Inc. Announces Exclusive Reseller Agreement for CarePanda HIPAA Compliant Messaging App

"CarePanda offers the opportunity for Rehabilitation facilities to meet current HIPAA and JCAHO regulations." Stated Re-Habit's COO Mathew Alaimo. "Alcohol and drug addiction is a major problem in this country and people recovering from this disease often have their medical information exposed to employers or friends without their consent. With CarePanda, rehab facilities can not only meet regulatory and security compliance but also automate their business operations and introduce new business services such as remote communication with medical staff, nurses, labs, pharmacies and others. The result is improved tracking and management of medical events and activities."

CarePanda secure messaging app is available for both Apple and Android mobile and tablet devices. CarePanda can be used in any medical setting including hospitals, medical groups, long term settings, pharmacies, labs, imaging, billing, nurse stations, emergency rooms, and even from home or the medical office.

CarePanda App is the first step of securing communication between medical providers, doctors, patients, labs, pharmacist and many others. By creating an ecosystem of providers, vendors and patients on the CarePanda App, Telehealthcare will be able to leverage the user base for additional revenue opportunities. The ecosystem will also provide a basis of customers and services that the company can work with as new regulations get passed in the Telehealthcare space.

Our Market

Healthcare Ecosystem

The healthcare ecosystem is undergoing major changes. This includes:

•	New regulatory changes with “Obama Care”

•	Aging population

•	Increasing healthcare costs

•	Growing shortage of healthcare resources

•	Source of healthcare provisioning is changing (e.g., retail health e)

•	Quality of care is becoming more important

•	More technology and more people are being added to the system

•	Smart devices, tablets, phones and WiFi devices make it easier to monitor and collect healthcare information.

Millions of Americans have at least one chronic care condition. Anyone who has a loved one with a chronic condition or extended healthcare issue knows the difficulty of managing, monitoring and communicating their care between family members, caregivers and other medical providers.

Problem for Consumers - You Own Your Healthcare Record

Under new medical guidelines consumers now own their own healthcare record which presents several challenges:

•	How will you collect and manage your healthcare information?
•	How will you access it?
•	How will you share it with family members or caregivers?
•	How will you secure it?

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

CarePanda will address the market at the point of care through industry relationships and regulatory pressures being put on hospitals and nursing homes. Market share will be driven by several factors:

•	Being first to market

•	Leveraging key industry contacts

•	Accessibility of CarePanda on multiple platforms

CURRENT STATUS

Telehealthcare made great strides this year with our CarePanda HIPAA compliant secure messaging app. In October of 2016 Telehealthcare finished the BETA of the App and launched CarePanda app in the Apple and Android App stores.

Per Telehealthcare’s press release on October 4th, 2016:

Telehealthcare, Inc. Announces Launch of CarePanda Secure Messaging App for Apple and Android

CarePanda is a revolutionary new app that facilitates secure messaging between medical providers including doctors, nurses and other care teams. CarePanda app is easy to use, doctors or nurses can quickly share text messages, documents, PDFs, images or medical forms with other medical professionals or patients. CarePanda meets all State retention laws, HITECH, State pharmacy regulations, HIPPA and Joint Commission guidelines.

The advantages of CarePanda App:

•	Meets compliance regulations for Federal and State Guidelines, including HIPPA compliance
•	Securely sends documents, images, or forms within the app
•	Maintains record retention of all communication year over year
•	Care teams, doctors, and staff can see when another person has "viewed" their message
•	A lost phone or tablet messages can be protected without losing the communications
•	PDF forms can be integrated within the app for signature and workflow
•	Automated OUT OF OFFICE replies
•	Easily add or remove medical providers to any conversation

CarePanda App easily integrates with existing processes and medical forms while adding security and meeting all Federal and State compliance requirements. Forms can be integrated and customized for your medical facility including: admissions, advance directives, arbitration agreements, BAA agreements, arbitration agreements, certification statements, financial arrangements, patient intake forms, outpatient registration, personal funds, social workers, therapy forms, lab forms and more.

Over the next several months, Telehealthcare.com will be working with strategic partners and service providers to roll out and demonstrate the abilities of our CarePanda app. Initially Telehealthcare.com will focus on physician groups, mental health providers, pharmacy solutions, and a few other niche specialty medical service providers. Each of these market segments have strong, growing demand for HIPAA compliant solutions and telehealth services. The goal in the next six to nine months is to build a consistent, growing, recurring revenue base and develop sales with key customers in key target markets.

In December of 2016, Telehealthcare signed Exclusive Reseller Agreement with Re-Habit, Inc. for the licensing and resell of CarePanda Secure Messaging App to the Detox and Residential Treatment industry. The Detox and Residential Treatment Centers are under increased regulatory pressure to meet Health Insurance Portability and Accountability Act (HIPAA) compliance. Some centers are even required to meet Joint Commission: Accreditation, Health Care, Certification (JCAHO) for the retention and storage of healthcare communication to continue their operations and association with hospitals, Accountable Care Organizations (ACOs) and insurance providers.

In California alone, there are over 1,000+ Detox and Rehabilitation facilities. As of December 2016, Re-Habit has already registered several facilities into pilot programs with a goal of 100 facilities for 2017.

Per Telehealthcare’s Press Release on December 14, 2016:

Telehealthcare, Inc. Announces Exclusive Reseller Agreement for CarePanda HIPAA Compliant Messaging App

"CarePanda offers the opportunity for Rehabilitation facilities to meet current HIPAA and JCAHO regulations." Stated Re-Habit's COO Mathew Alaimo. "Alcohol and drug addiction is a major problem in this country and people recovering from this disease often have their medical information exposed to employers or friends without their consent. With CarePanda, rehab facilities can not only meet regulatory and security compliance but also automate their business operations and introduce new business services such as remote communication with medical staff, nurses, labs, pharmacies and others. The result is improved tracking and management of medical events and activities."

CarePanda secure messaging app is available for both Apple and Android mobile and tablet devices. CarePanda can be used in any medical setting including hospitals, medical groups, long term settings, pharmacies, labs, imaging, billing, nurse stations, emergency rooms, and even from home or the medical office.

CarePanda App is the first step of securing communication between medical providers, doctors, patients, labs, pharmacist and many others. By creating an ecosystem of providers, vendors and patients on the CarePanda App, Telehealthcare will be able to leverage the user base for additional revenue opportunities. The ecosystem will also provide a basis of customers and services that the company can work with as new regulations get passed in the Telehealthcare space.

PRODUCT DETAILS

•	Easy to use “Centers” make it easy for people to track, manage and centralize multiple sets of information

-	Family Center – family management

-	Health Center – personal health records, HIPAA

-	Legal Center – legal documents and information

-	Finance Center –medical and insurance billing / management

-	House & Home Center – home inventory, home monitoring

•	Unified communications

-	Each person is assigned an unique number and can receive information by email, text message, voice mail (speech to text) or fax.

•	“Opt In / Opt Out” multi-user security

-	You determine who has access to your CarePanda data by sending them an email.

-	You always see who can access to your data and who’s data you can view or edit on every page.

•	View 1 / View Many feature

-	On every page you can view your data, other “opt in” users data or all data.

-	Example, caregiver: on the calendar page or to-do-list page or medication page they can view individual or all users data on one page to better manage their services.

•	CompareCare Feature – Save Money& Improve Life (Augmented Content)

-	Each page CarePanda allows you to compare data to other users on CarePanda site or compare yourself to local, county, state or national data.

-	Doctors name – is he/she State Certified, have AMA number? Board certified? School?

-	Medical bill cost comparison and validation (improper billing codes, over-billing, negotiation lower rates…)

-	Medications - on medication page you see recent news on drug, FDA link and drug recalls

-	Allergies = # of people on CarePanda who have same allergy, prevalence by city, state, etc.

-	Maps and directions for addresses

-	Emergency Info page automatically includes 911 and Poison Control, etc. Link to CPR instructions…

•	CompareCare Private Label / OEM

-

Licensed organizations can setup a Private Label version of CarePanda that allows them to use the ComapreCare just to compare and view data between their users. For example, a large company like Ford Motors can setup a Private Label version of CarePanda and have statistics compare and link users data for Allergy information, Chronic Diseases, etc.

•	Integrated Alerts & Reminders

-	Each CarePanda page allows you to receive alerts by email or text message.

-	Reminders – Daily Reminder or Weekly

•	Integrated Log and Journal

-	Integrated log on each page let’s track and manage activities on a daily basis similar to a daily journal.

•	Audit Trail

-	Each page and record has a create date, created by, last modified date and modified by

-	Each page and record has a history that can be viewed by feature (log page of all changes highlighted) – Page History Log

•	Transition of Care

-	During a major medical condition create a “transition of care” list that tracks patient from facility to facility (ambulance, hospital, outpatient, acute care, assisted living, home)…

•	Technology Value-Add

-	Highly secure

-	Security and audit trail of all of your information.

-	Last login date, last time people viewed your data and on what page.

-	Centralized location for family and healthcare information

-	Audit trail of all transactions

-	Opt In / Opt Out data access

-	HIPAA compliance management

-	Integrated eDocument Signing / Online Document Signing

-	Home monitoring via video over IP (low cost video monitoring for up to 4 months)

•	Medical Dictionary

-	Online medical dictionary in family terms…

•	24/7 Chat and Phone Support

-	Services: Medical record retrieval service, telehealth service,

•	Integrated Notes on each Page

-	Running blog at bottom of each page to leave notes and have discussion thread.

*********************************************

Main B2C Solutions:

•	You – managing daily family care and tasks
•	Family Care in Assisted Living Centers – Grandma & Grandpa, parents or special needs children
•	Court Appointed Care – custody cases, divorce court, etc.
•	Snow Birds – Traveling from one location to another

Main B2B Solutions:

•	Transition of Care solutions / CMS reimbursement
•	Retail Health
•	Hospital / Medical Group - OEM / Private Label
•	Assisted Living Centers
•	Home Healthcare Providers
•	TPAs
•	Schools

CarePanda is an online family planner and healthcare organizer software that allows Website Users (“Users”) to securely track and manage family and healthcare information (collectively the “ Website ” or “ CarePanda ”).

CarePanda is divided up into Centers including:

•	My Account Center
•	Family Center
•	Health Center
•	Legal Center
•	Finance Center
•	House & Home Center

Each Center provides Online Forms to track and manage data and content including family information, health information, legal information, finance information and house and home information. Online Forms include data tables, input tables, reports, calendar views, field views, reference materials, dictionary content, notes, blogs, guides, documents , images, PDF files, faxes, emails, text messages and other online displays of data tied to specific information for each Center .

Online Forms can be searched, sorted or filtered by the data contained in each Online Form (collectively “ Search ” or “ Filter ”)

Website Users (“ Users ”) are people who have registered for an online account to the CarePanda website and who have permission and control over their CarePanda Website and all the data on each Center on that website. Permission and control includes the ability to create new content, edit content, delete content, allow other users to access their Centers content for each Center and the ability to prevent other users from accessing their Centers content and information. Users can see a complete audit trail of all users on each Online Form and each Center and Opt-In or Opt-Out to view or edit data on any Online Form.

Documents are online documents uploaded, faxed or emailed to an Online Form on the CarePanda Website. Examples include PDF Files, Microsoft Word Documents, Microsoft PowerPoint Documents, Microsoft Excel Documents, Open Office Documents, images, Image files, JPG files, PNG files, GIF files, and other proprietary and non-proprietary document files.

Opt-In Security (“Opt-In”), Opt-Out Security (“Opt-Out”) and Audit Trail Feature (“Audit Trail”):

For each Online Form users have Opt-In and Opt-Out User Security and complete Audit Trail of the information on that page and form:

•	Opt In Security lets other users view the data on this page
•	Opt In Security lets other users edit the data on this page
•	Opt Out Security prevents other users from viewing this page
•	Opt Out Security prevents other users from editing this page
•	Audit Trail Report showing what users currently can view or edit this page
•	Audit Trail Date and Time Stamp showing what data users created or modified last

View/Viewing/View Permissions – A user can only view the data on the Online Form. They cannot add new content, change, edit, modify, delete or change the data in any way for this Online Form.

Edit/Editing/Edit Permissions – A user can view and edit the data on the Online Form. They can add new content, change, edit, modify, delete or change the data on this Online Form.

Audit Trail – AuditTrail is a report that includes the date, time and Opt-In users who currently have View and Edit access to this Online Form . The Audit Trail also shows which users previously had View or Edit access to the Online Form .

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

•

When a user puts in a doctors name, CompareCare checks the to see if doctor is State Certified, Board Certified, has a AMA number, where graduated school and also checks available online and offline data sets and reports for other comparative data.

•

When a user enters a medical bill, CompareCare checks to see the cost comparison of Medicare and Medicaid data sets, State Medical Data Sets, Comparison of cost from other users on CarePanda website and Industry available or Industry licensed data sets to compare bill cost to other medical costs, to check bill for improper billing codes, duplicate billing codes or over-billing

•

When a user enters a medication or drug, the user will see how many other users on CarePanda are taking this drug and view recent news from the FDA website on drugs, drug recalls and drug comparisons on generics, pricing, brands, drug formulas and more.

•

When a user enters allergy, users on CarePanda will see how many people in the same city, state or nation who have same allergy and see statistical data and prevalence by ZIP Code, city, county, state or other comparison data.

•	Also see CompareCare Private Label capabilities below (“Private Label”)

Online Form - Alerts and Notifications:

Alerts and Notifications is an integrated feature on each Online Form that are Text Messages, Emails or Automated Phone Calls. CarePanda allows users to set Alerts and Alarms on each Online Form allowing users to receive a Text Message, Email or Automated Phone Call for each activity on an Online Form. Activities for Online Forms include New Data, Edit Data and Deleted Data on each Online Form and New or Updated CompareCare Data and Opt-In User(s) and Opt-Out User(s). Alerts and Notifications can be set to be received immediately, daily, weekly or monthly for each Online Form .

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

DESCRIPTION OF PROPERTY

Our corporate offices are subleased through GoBig Inc. for $700 per month. They are located at 1031 Calle Recodo, San Clemente, CA 92673. The phone number is 1(888) 99PANDA.

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

ITEM 1A. RISK FACTORS

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

TeleHealthCare is an early stage company and has minimal financial resources. We had a cash balance of $19,414 as of September 30, 2016. We have working capital deficit of $177,726 and accumulated deficit of $632,553 at September 30, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended September 30, 2016 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

TeleHealthCare’s operations and business strategy are completely dependent upon the knowledge and business connections of Cahill, Donahue, and Folsom our officers. They are under no contractual obligation to remain employed by us. If any should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Form 10-K. We will likely fail without the services of our officers or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Cahill naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Cahill, Donahue, and Folsom current employment does not limit or restrict them from being involved with our Company, and their employment allows them the flexibility to provide at least 20 hours per week to our Company.

Because we have only recently commenced business operations, we face a high risk of business failure.

The Company was formed in December 2012. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2016, we had no material operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

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

The Company initially will rely on our vice president of sales, Mr. Folsom and our chief financial officer, Mr. Cahill and Mr. Donahue, for a majority of its leads and believes that independent outside sales reps will also be an important source of sales referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that an outside sales person use or recommend the Company. We currently have no contracts or agreements in place with any outside sales professional. No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

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

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly Cahill. Donahue, and Folsom) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president and chief executive officer) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

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

We have no committed source of future financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (500,000,000) shares but unissued (346,127,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The ability of chairman to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our Chairman and CEO, Mr. Cahill will beneficially own an aggregate of 70.18% of our outstanding common stock. Because of his beneficial stock ownership, Mr. Cahill will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of Mr. Cahill may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by Mr. Cahill. This level of control may also have an adverse impact on the market value of our shares because Mr. Cahill may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are subleased from Gobig Inc. for $700 per month. They are located at 1031 Calle Recodo, San Clemente CA 92677

ITEM 3. LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Quarter Ended	High	Low

December 31, 2014	N/A	N/A
March 31, 2015	N/A	N/A
June 30, 2015	N/A	N/A
September 30, 2015	2.25	1.35
December 31, 2015	2.25	.1833
March 31, 2016	.21677	.1833
June 30, 2016	.21677	.1833
September 30, 2016	$.40	$.16

The closing price of our common stock as reported on the OTC Markets on January 4, 2017, was $0.26.

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 500,000,000 shares of capital stock, of which 500,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock"). As of January 4, 2017, 153,873,000 shares of Common Stock were issued and outstanding.

Common Stock

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. There are 153,873,000 shares of our common stock issued and outstanding at January 4, 2017. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•	are entitled to share ratably in allof the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

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

(b) Holders

As of January 4, 2017, there were approximately 41 holders of record of our common stock.

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

Currently there is FORM D filed on March 24, 2016 with $400,000 remaining out of $500,000 offering.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended September 30, 2016 and 2015. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Company Overview

TeleHealthCare develops platforms in the telehealth industry. Its first platform the Company developed is called CarePanda. Currently, CarePanda set up as a division of TeleHealthCare. CarePanda is an online software that helps people, family members and caregivers manage, share and control their own, their family's or their customer’s healthcare information. CarePanda links people and healthcare information together at the point of care and works on multiple platforms including Internet enabled devices and mobile phones. The Company develops similar platforms as private label portals for clients.

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

For the year ended September 30, 2016 and 2015

Results from Operations

Service Revenues

Service revenues were zero and $13,000 for software portal development for the years ending September 30, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were $389,983 and $191,241 for the years ending September 30, 2016 and 2015, respectively. For 2016, the expenses consisted primarily of stock compensation of $227,102,marketing expense of $3,161, payroll expense of $48,730, professional fee of $21,725, application development platform fee of $16,500 and consulting fee of $63,350. For 2015, the expenses consisted primarily of an impairment loss of $87,500, stock compensation of $17,500, consulting fees of $63,266 and compliance fees of $15,000.

Interest Expense

Interest expense was $1,045 and $2,144 for the years ending September 30, 2016 and 2015, respectively. The decrease in interest expense was due to $45,000 note payable paid off in July 2015.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ending September 30, 2016 and 2015:

	Year Ended September 30,
	2016	2015

Operating Activities	$(96,901)	$(34,490)
Investing Activities	—	—
Financing Activities	114,000	(45,000)
Net Effect on Cash	$17,099	$(79,490)

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

Private capital, if sought, we believe will be sought from former business associates of our president and chief executive officer or through private investors referred to us by those same business associates. To date, we have received a loan for $159,000 from unrelated parties. We have limited our cash use to approximately $10,000 to $25,000 per month. Our cash can sustain our current operations for approximately twelve months.

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

As of September 30, 2016, we owed $167,730 in connection with organizational costs, professional services, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at September 30, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TeleHealthCare, Inc.

We have audited the accompanying balance sheets of TeleHealthCare, Inc. (the “Company”) as of September 30, 2016, and 2015 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleHealthCare, Inc. as of September 30, 2016, and 2015, and the result of its operations and its cash flows for the years ended September 30, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

January 5, 2017

Walnut, CA 91789

TeleHealthCare, Inc.

Balance Sheets

September 30, 2016 and 2015

	September 30,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$19,414	$2,315
Total Current Assets	19,414	2,315

TOTAL ASSETS	$19,414	$2,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$122,730	$109,250
Officer salary payable	45,000	-
Note payable and interest payable	21,910	6,865
Customer deposit	7,500	-
TOTAL LIABILITIES	197,140	116,115

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $0.001 par value; 500,000,000 shares authorized; 153,873,000 shares and 149,673,000 shares issued and outstanding, respectively (1)	153,873	149,673
Additional paid in capital (1)	300,954	(21,948)
Accumulated deficit	(632,553)	(241,525)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(177,726)	(113,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,414	$2,315

(1)

All common share amounts and per share amounts in these financial statements reflect the one-for-three stock splits of the issued and outstanding shares of common stock of the Company, effective June 23, 2016, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Statements of Operations

For the years ended September 30, 2016 and 2015

	September 30,
	2016	2015

Service Revenues	$-	$13,000
Cost of Sales	-	7,500
Gross Profit	-	5,500

Expenses:
General and administrative expense	389,983	191,241

Operating loss	(389,983)	(185,741)

Interest expense, net	(1,045)	(2,144)

Net loss	$(391,028)	$(187,885)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted (2)	152,105,055	149,673,000

(2)	All common share amounts and per share amounts in these financial statements reflect the one-for-three stock splits of the issued and outstanding shares of common stock of the Company, effective June 23, 2016, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Statement of Changes in Stockholders’ Equity

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Accumulated Deficit	Total

Balance - September 30, 2014 (3)	149,673,000	$149,673	$(39,898)	$(53,640)	$56,135
Stock compensation (3)	-	-	17,950		17,950
Net loss	-	-	-	(187,885)	(187,885)
Balance - September 30, 2015 (3)	149,673,000	$149,673	$(21,948)	$(241,525)	$(113,800)
Shares issued for cash (3)	3,000,000	3,000	97,000	-	100,000
Shares issued for services (3)	1,200,000	1,200	218,800	-	220,000
Stock compensation (3)	--	-	7,102	-	7,102
Net loss	-	-	-	(391,028)	(391,028)
Balance - September 30, 2016 (3)	153,873,000	153,873	300,954	(632,553)	(177,726)

(3)	Retroactively adjusted to reflect the one-for-three stock splits effective June 23, 2016. See Note 5.

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Statements of Cash Flows

For the Years Ended September 30, 2016 and 2015

	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(391,028)	$(187,885)
Stock compensation expense	227,102	17,950
Impairment loss	—	87,500
Change in operating assets and liabilities:	—	—
Accounts payable and accrued expenses	13,480	45,800
Officer salary payable	45,000	—
Accrued interest payable	1,045	2,145
Customer deposit	7,500	—
Net Cash Used In Operating Activities	(96,901)	(34,490)

FINANCING ACTIVITIES:
Proceeds from loan	14,000	—
Net proceeds from issuance of common stock	100,000	(45,000)
Net Cash Provided By (Used In) Financing Activities	114,000	(45,000)

CHANGE IN CASH	17,099	(79,490)
CASH AT BEGINNING OF PERIOD	2,315	81,805
CASH AT END OF PERIOD	$19,414	$2,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING ACTIVITIES:
Common stock issued for CarePanda platform	$—	$—

The accompanying notes are an integral part of these financial statements.

TeleHealthCare, Inc.

Notes to the Financial Statements

September 30, 2016 and 2015

NOTE 1 – ORGANIZATION

TeleHealthCare, Inc. (the Company) was incorporated under the laws of the State of Wyoming on December 10, 2012. The Company develops platforms in the telehealth industry. Its first platform the Company developed is called CarePanda. Currently, CarePanda set up as a division of TeleHealthCare. CarePanda is an online software that helps people, family members and caregivers manage, share and control their own, their family's or their customers’ healthcare information. CarePanda links people and healthcare information together at the point of care and works on multiple platforms including Internet enabled devices and mobile phones. The Company plans to develop similar platforms for clients.

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

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the student is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the registrant:

Revenue is recognized at the time the product is delivered or the service is performed.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has allowance for doubtful accounts of zero as of September 30, 2016, and 2015, respectively.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505. Stock-based compensation expense is $227,102 and $17,950 for years ended September 30, 2016 and 2015, respectively.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of options. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share are the same as basic earnings loss per share due to the lack of dilutive items in the Company.

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

The fair value of stock options issued is estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised.

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

Long-Lived Assets & Impairment of Long Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the years ended September 30, 2016 and 2015, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the years ended September 30, 2016 and 2015, the Company recognized impairments $0 and $87,500 for intellectual property, respectively.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $177,726 and an accumulated deficit of $632,553 at September 30, 2016. As of September 30, 2016, the Company had not generated any significant revenue and had no committed sources of capital or financing.

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

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. The principal $45,000 was paid in July 2015. As of September 30, 2016, there is $6,865 of accrued interest payable balance.

On January 1st, 2016, the Company issued a note payable to an unrelated party for $14,000. The notes are due on September 30, 2016 and have an interest rate of 10%. As of September 30, 2016, the notes are in default, there is $14,000 of principal and $1,045 of accrued interest past due.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock. On April 12, 2016, the Company amended the article with the Wyoming secretary of state to increase the amount of authorized shares to 500,000,000.

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

On February 11, 2016, the Company partially completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 750,000 shares of the Company’s common stock resulting in gross proceeds of $75,000 to the Company. The numbers of shares are restated at 2,250,000 shares to reflect the one-for-three forward stock split filed on June 3, 2016.

On June 3, 2016, the Company filed an Articles of Amendment to the Company’s Articles of Incorporation to effect a one-for-three forward stock split (the “Forward Stock Split”) of the outstanding common stock of the Company. The Forward Stock Split became effective on June 23, 2016 and was retroactively adjusted for all periods presented. As a result of the Forward Stock Split, the number of outstanding shares of the common stock increased to approximately 153,123,000. The Forward Stock Split affected all shareholders of the Company uniformly.

On August 15, 2016, the Company sold an aggregate of 250,000 shares of the Company’s common stock resulting in the gross proceeds of $25,000 to the Company associated with the private placement offering in February 2016. The numbers of shares are restated at 750,000 shares to reflect the one-for-three forward stock split filed on June 3, 2016.

On September 1, 2016, the company granted a consultant, an option to purchase 1,000,000 shares of common stock at $0.1 per share. The option is exercisable as to 25% on the first quarter of the grant date and as to an additional 25% at the end of each successive fiscal quarter following the grant date. Fair value of the option is calculated using Black-Scholes Option Pricing Model with the following weighted average assumptions.

Black-Scholes Option Pricing Model

Current Stock Price	$0.10
Exercise Price	$0.10
Risk-Free Interest Rate	0.60%
Expected Life of Option	1
Volatility	289.2%
Dividend Yield	0%

Stock Options and Warrants: Schedule of Stock Options Roll Forward (Tables)	12 Months Ended September 30, 2016

Schedule of Stock Options Roll Forward
	Shares Under Option/ Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of September 30, 2015	-	$-
Granted	1,000,000	$0.10
Expired / Cancelled	-	$-

Outstanding as of September 30, 2016	1,000,000	$0.10	0.92 years	$-
Exercisable as of September 30, 2016	1,000,000	$0.10	0.92 years	$-

The company recognized compensation expenses of $7,102 and $0 during the years ended September 30, 2016 and 2015, respectively, related to stock option awards granted to certain individuals providing service to the company based on the grant date fair value of the awards, net of estimated forfeitures.

At September 30, 2016, the company had $78,121 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through September 2017.

As of September 30, 2016, there are approximately 153,873,000 shares outstanding.

Weighted average shares outstanding for the year ended September 30, 2016 and September 30, 2015 is approximately 152,105,055 and 149,673,000 as result of the forward split.

NOTE 6 – INCOME TAXES

As of September 30, 2016, and 2015, the Company had net operating loss carry forwards of $585,931 and $244,776 that may be available to reduce future years’ taxable income through 2034, respectively.

	September 30,
	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$585,931	$244,776
Other	—	—
Gross deferred tax assets	585,931	244,776
Valuation allowance	(585,931)	(244,776)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance due to the management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2016, will not be realized.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 0% for 2016 is as follows:

	2016	2015

Income tax benefit at federal statutory rate	(34)%	(34)%
State income tax benefit, net of effect on federal taxes	(0)%	(0)%
Increase in valuation allowance	34%	34%
Income tax expense	—	—

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

Salary payable to related parties as an officer of the Company is $7,500 a month started in April 2016. As of September 30, 2016, salary payable accrued $45,000, represented approximately 12 percent of total expense for the year ended September 30, 2016. Management believes that the terms of the agreements with the related parties are comparable to the terms obtained in arm’s length transactions with unrelated similarly situated officer of the Company.

NOTE 8 – SUBSEQUENT EVENTS

On October 1, 2016, the Company signed a one-year consulting agreement with Re-Habit LLC to act as financial advisors for the Company. Re-Habit LLC was issued 5% shares of restricted common stock of the Company upon signing the agreement, Re-Habit is entitled to additional shares of restricted common stock based on future performance, provided that total shares received from the Company does not exceed 33.3% of the outstanding company shares at any time. The shares have an exercise price of $0.001 with 6 month lock up from the date the shares were issued. The agreement set forth the maximum cash payment to Re-Habit LLC does not exceed $5,000 for marketing and consulting services provided between October 1, 2016 and December 31, 2016.

In accordance with ASC 855-10 the Company has analyzed its operations subsequent from October 1, 2016 through the date these financial statements were issued, and has determined there are no other material subsequent events to disclose in these financial statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

1. We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with our financial reporting requirements and the complexity of our operations and financing transactions, specifically related to the accounting and reporting of debt and equity. Management evaluated the impact of this lack of sufficient technical accounting resources and has concluded that the control deficiency that resulted represented a material weakness.

Management has reviewed the financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table contains information as of September 30, 2016 as to each Director of the Company:

Name	Age	Title

Derek Cahill	45	Chairman and CEO

James Donahue	72	Director, principal financial officer

Matthew Folsom	44	Director

Derek Cahill – Mr. Cahill has 20+ years of operations, marketing and product development experience working for both Fortune 200 and high-growth/start-up healthcare and technology companies. Mr. Cahill previously worked for PacifiCare Health Systems (currently UnitedHealthcare), Health-Demographics and Medibuy.com. As CIO of Medibuy.com, Mr. Cahill developed the first online B2B healthcare supply chain product for Fortune 1000 healthcare clients. Mr. Cahill was one of the first five employees of Medibuy.com. Medibuy received $120 million in Series A funding from Kleiner-Perkins, Sequoia, Oak Investments and others. Mr. Cahill was integral in Medibuy’s early development, growing the company from 5 to over 400+ employees, growing the initial customer base and developing the design and architecture for the first three versions of the online product.

James Donahue – Mr. Donahue has been our Director since September 2014. Prior to joining our company Mr. Donahue was president of MS2 Group West from 2008 to 2009 where he establishes medical strategies and systems to expand hospital emergency room operations with improved revenues and profits through enhanced process and procedures. He served as president of ATC Healthcare from 2007 to 2008 where he was responsible for grow and expand existing healthcare lines in travel and per diem. He served as president of TeamStaffRx from 2006 to 2007 were he was responsible for growth, development and profitability to its parent Allied Healthcare. He served as COO for Telecom Relocation Services, Inc. from 2004 to 2006 where he created new infrastructure for private Voice, Data and Fiber Optics. Since 2009, Mr. Donahue currently owns and operates his own coffee cafe. Mr. Donahue obtained his BBA in Marketing and Management from Washburn University. and a Graduate Studies in Law from Washburn University.

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

•

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Director Nominations

As of September 30, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the two years ending September 30, 2016, compensation awarded to or paid to, or earned by, our Officers and Directors (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

James Donahue (1)	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-
and CFO	2014	-	-	$12,500	-	-	-	-	$12,500

Derek Cahill (2)	2016	$45,000	-	-	-	-	-	-	$45,000
Director	2015	-	-	-	-	-	-	-	-
and President	2014	-	-	-	-	-	-	-	-

Matthew Folsom (3)	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	$5,000	-	-	-	-	$5,000

Mr. Cahill receives a fixed salary of $7,500 per month There is no formal employment arrangement with Donahue, and Folsom at this time. Their compensation has not been fixed or based on any percentage calculations. They will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Their compensation amount may be formalized if and when the Company completes this offering and obtains any future financing beyond the offering.

(1)

Mr. Donahue received 1,500,000 shares of common stock of the Company for services as CFO. The Company does not intend on issuing any additional shares to Mr. Donahue for his activities as an officer or director for the foreseeable future. The Company has valued these shares at $12,500.

(2)	Mr. Cahill has accrued salary of $45,000 for services as the president.

(3)

Mr. Folsom received 600,000 shares of common stock of the Company for services as vice president of sales. The Company does not intend on issuing any additional shares to Mr. Folsom for his activities as an officer or director for the foreseeable future. The Company has valued these shares at $5,000.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended September 30, 2016 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended September 30, 2016. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of September 30, 2016, that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended September 30, 2016, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Messrs. Donahue, Hoshor, and Folsom. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Messrs. Donahue, Hoshor, and Folsom

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 4, 2017, we had 153,873,000 shares of common stock outstanding which are held by forty-one shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of January 4, 2017; of all directors and executive officers of TeleHealthCare; and of our directors and officers as a group.

Name	Amount and Nature Of Beneficial Ownership (1)	Percentage of Common Stock (1)

Derek Cahill (2)	108,000,000	70.18%
James Donahue (3)	1,500,000	0.98%
Matthew Folsom (4)	600,000	0.39%
All officers and directors as a group (one person)	110,100,000	71.55%

____________

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

(2)	Officer and director of the Company. Mr. Cahill purchased 108,000,000 founder’s shares of the Company in December 2012.
(3)	Officer and director of the Company. Mr. Donahue received 1,500,000 shares of the Company in September 2014 for services as president.
(4)

Director of the Company. Mr. Folsom received 600,000 founder’s shares of the Company in September 2014 for services as vice president of sales. Mr. Folsom received 500,000 shares of the Company in February 2015 for further services as vice president of sales.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our office and mailing address is 1031 Calle Recodo Suite B, San Clemente CA 92673. The space is provided to us by GoBig Inc. for $600 per month. GoBig Inc. is related entity to Mr. Cahill, Board of Director and CEO of Tealthhealthcare, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 11, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended September 30, 2016, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the year ended September 30, 2016 and 2015, the Company paid TAAD approximately $8,280 and $9,271 for auditing services they performed throughout those years, respectively.

Tax Fees

During the year ended September 30, 2016 and 2015, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended September 30, 2016 and 2015, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. Financial Statements. The following financial statements of TeleHealthCare, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2016, and 2015.

Statement of Operations for the years ended September 30, 2016 and 2015.

Statements of Stockholders’ Equity for the years ended September 30, 2016 and 2015.

Statements of Cash Flows for the years ended September 30, 2016 and 2015.

Notes to Financial Statements.

2. Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3. Exhibits:

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form Note Agreement (1)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

_______________

*	Filed herewith.
(1)	Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEHEALTHCARE, INC.

Date: January 5, 2017	By:	/s/ Derek Cahill
	Name:	Derek Cahill
	Title:	Chief Executive Officer (Principal Executive Officer)

TELEHEALTHCARE, INC.

Date: January 5, 2017	By:	/s/ James Donahue
	Name:	James Donahue
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Derek Cahill	Chief Executive Officer, President & Director	January 5, 2017
Derek Cahill	(Principal Executive Officer)

/s/ James Donahue	Chief Financial Officer, Secretary & Director	January 5, 2017
James Donahue	(Principal Financial & Accounting Officer)

/s/ Matthew Folsom	Director	January 5, 2017
Matthew Folsom

