Form 10-K/A
period 2016-09-30
TeleHealthCare, Inc.
filed 2017-02-09
CIK 1628104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: The sole purpose of this Amendment to the Annual Report on Form 10-K of Telehealthcare, Inc. (the “Registrant”) for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission on January 6, 2017 (the “Original Filing”) is to change the designation of the Registration as a shell company to “No”, which was erroneously marked “Yes” on the Original Filing.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEHEALTHCARE, INC.

Date: February 8, 2017	By:	/s/ Derek Cahill
	Name:	Derek Cahill
	Title:	Chief Executive Officer (Principal Executive Officer)

TELEHEALTHCARE, INC.

Date: February 8, 2017	By:	/s/ James Donahue
	Name:	James Donahue
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

3