Form 10-Q
period 2016-12-31
TeleHealthCare, Inc.
filed 2017-02-15
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2016
Common Stock, $.001 par value	153,873,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	December 31, 2016 (Unaudited)	September 30, 2016 (Audited)
ASSETS
Current Assets
Cash	$6,098	$19,414
Total Current Assets	6,098	19,414
TOTAL ASSETS	$6,098	$19,414

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$124,514	$122,730
Salary Payable	67,500	45,000
Note payable and interest payable	22,260	21,910
Customer Deposit	7,500	7,500
Total Current Liabilities	$221,774	$197,140
Total Liabilities	221,774	197,140
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001par value; 500,000,000 shares authorized; 153,873,000 and 153,873,000 shares issued and outstanding, respectively	153,873	153,873
Additional paid in capital	3,008,180	300,954
Accumulated deficit	(3,377,729)	(632,553)
TOTAL STOCKHOLDERS’ DEFICIT	(215,676)	(177,726)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,098	$19,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	December 31,
	2016	2015
REVENUE	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES
General and administrative expenses	2,744,826	239,167
LOSS FROM OPERATIONS	(2,744,826)	(239,167)
Interest expense	(350)	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,745,176)	(239,167)
Provision for income taxes	-	-
NET LOSS	$(2,745,176)	$(239,167)
NET LOSS PER SHARE OF COMMON STOCK - Basic and Diluted	$(0.02)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and Diluted	153,873,000	149,673,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities;
Net Loss	$(2,745,176)	$(239,167)
Stock Compensation	21,306	220,000
Warrant Expense	2,685,920	-
Changes in Operating Assets and Liabilities
Accounts Payable and accrued expenses	1,784	20,500
Salary Payable	22,500	-
Accrued Interest payable	350	-
Net cash provided by (used in) operating activities	(13,316)	1,333

Net increase (decrease) in cash	(13,316)	1,333

Cash - beginning balance	19,414	2,315

Cash - ending balance	$6,098	$3,648

Supplemental disclosure of cash flows information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Stock-based Compensation and stock warrant expense

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505. Stock-based compensation expense is $21,306 and $220,000 for the three months ended December 31, 2016 and 2015, respectively. Stock warrant expense is $2,685,920 and $0 for months ended December 31, 2016 and 2015, respectively.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of options and warrants. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share are the same as basic earnings loss per share due to the lack of dilutive items in the Company.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the three months ended December 31, 2016 and 2015, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the three months ended December 31, 2016 and 2015, the Company did not recognize any impairments for intellectual property.

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

Advertising

Advertising will be expensed in the period in which it is incurred. For the three months ended December 31, 2016 and 2015, the Company recognized $ $2,397 and $0 for advertising expenses, respectively.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company have early adopted this standard in the fourth quarter of 2016.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. The Company will adopt ASU 2016-09 in its first quarter of 2018. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Statements of Operations in the reporting periods in which vesting occurs. As a result, subsequent to adoption the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $215,676 and an accumulated deficit of $3,377,729 at December 31, 2016. As of December 31, 2016, the Company had not generated any significant revenue and had no committed sources of capital or financing.

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

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2015 and have an interest rate of 6%. The principal $45,000 was paid in July 2015. As of December 31, 2016, there is $6,865 of accrued interest payable balance.

On January 1st, 2016, the Company issued a note payable to an unrelated party for $14,000. The notes are due on September 30, 2016 and have an interest rate of 10%. As of December 31, 2016, the notes are in default, there is $14,000 of principal and $1,395 of accrued interest past due.

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

Black-Scholes Option Pricing Model – Stock Option

Current Stock Price	$0.10
Exercise Price	$0.10
Risk-Free Interest Rate	0.60%
Expected Life of Option	1
Volatility	289.2%
Dividend Yield	0%
$0.09

Schedule of Stock Options Roll Forward	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	-	$-	-	$-
Granted	1,000,000	0.1	1 year	-
Expired / Cancelled	-	-	-	-
Outstanding as of September 30, 2016	1,000,000	$0.1	0.92 years	$-
Granted	-	-	-	-
Expired / Cancelled	-	-	-	-
Outstanding as of December 31, 2016	1,000,000	0.1	0.67 years	-
Exercisable at December 31, 2016	1,000,000	$0.1	0.67 years	$-

On October 1, 2016, the Company signed a one-year consulting agreement with Re-Habit LLC as exclusive reseller of the CarePanda App for the rehab industry. Re-Habit LLC was offered exercisable stock warrants of 7,693,650 common shares of the Company, vesting immediately upon signing the agreement. Re-Habit is entitled to additional shares of restricted common stock based on future performance, if total shares received from the Company does not exceed 33.3% of the outstanding company shares at any time. The shares have an exercise price of $0.001 with 6 month lock up from the date the shares were issued. Fair value of the stock warrant is calculated using Black-Scholes Option Pricing Model with the following weighted average assumptions.

Black-Scholes Option Pricing Model – Stock Warrant

Current Stock Price	$0.35
Exercise Price	$0.001
Risk-Free Interest Rate	0.60%
Expected Life of Option	1
Volatility	260.0%
Dividend Yield	0%
Call Option Value	$0.35

Schedule of Stock Warrant Roll Forward	Shares Under Stock Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	-	$-	-	$-
Granted	7,693,650	0.001	1 year	-
Expired / Cancelled	-	-	-
Outstanding as of December 31, 2016	7,693,650	0.001	0.75 years	-
Execrisable at December 31, 2016	7,693,650	$0.001	0.75 years	$-

The company recognized stock compensation expenses of $21,306 and $220,000 during the three months ended December 31, 2016 and 2015, respectively, related to stock option awards granted to certain individuals providing service to the company based on the grant date fair value of the awards, net of estimated forfeitures. The company recognized stock warrant expense of $2,685,920 and $0 during the three months ended December 31, 2016 and 2015, respectively, related to stock warrants granted to certain companies providing service to the company based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2016, the company had $106,528 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through September 2017.

As December 31, 2016, there are approximately 153,873,000 shares outstanding.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

Salary payable to related parties as an officer of the Company is $7,500 a month started in April 2016. As of December 31, 2016, salary payable accrued $67,500. Management believes that the terms of the agreements with the related parties are comparable to the terms obtained in arm’s length transactions with unrelated similarly situated officer of the Company.

NOTE 7 – COMMITMENTS AND CONCENTRATIONS:

Office Sub-Lease – San Clemente, CA – The Company entered a sub-lease agreement for an office space in San Clemente, CA. The sub-lease period started August, 2016 on a month-to month basis, monthly payment is $700 due on the 1st day of each month until terminated by sub-lessor or sub-lessee. Starting January 1st, 2017, rent has been increased to $1,000 each month.

Equisolve – The company entered into investor relation agreement with Equisolve on a month-to-month basis for $495.00 each month due the 1st day of each month.

NOTE 8 – SUBSEQUENT EVENTS

On February 1, 2017, the Company issued a promissory note to an unrelated party for $36,000. The notes are due on February 1, 2018 and have an interest rate of 6%.

First Contract - Feb 8th, 2017 we publicly announced “Telehealthcare, Inc. Announces First Contract for CarePanda App with Mission Treatment and Recovery Centers” for $149.00 per month. We are pleased to announce our first contract with Mission Treatment and Recovery based in San Juan Capistrano, CA. Mission Treatment and Recovery is TLLT's first pilot program to use the CarePanda App beginning in August 2016 and have now signed an annual agreement to use the CarePanda platform on full time basis for their entire staff and facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2016 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2016 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

TeleHealthCare, Inc., a Wyoming corporation, ("TeleHealthCare" "Company" "we," "us," or "our") was incorporated on December 10, 2012. Most of the activity through December 31, 2016 involved incorporation efforts, development of our internet portal, mobile applications and preparation for this Offering.

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

14

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

Results of Operations

Comparison of the three months ended December 31, 2016 and 2015

Revenues

Revenues were $0 and $0 for three months ending December 31, 2016 and 2015, respectively.

Cost of Sales

Cost of sales were $0 and $0 for three months ending December 31, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses were $2,744,826 and $239,168 for three months ending December 31, 2016 and 2015, respectively. For 2016, the expenses consisted primarily of $21,306 for stock compensation, $2,685,920 for stock warrant, $24,284 for payroll expense, $5,000 for consulting expenses, $2,397 advertising expenses, and $2,100 rent expense. For 2015, the expenses consisted primarily of $220,000 for stock compensation, $16,500 consulting fee, and $2,620 for professional fees.

Interest Expense

Interest expense was $350 and $0 for three months ending December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
Operating Activities	$(13,316)	$(1,333)
Investing Activities	—	—
Financing Activities	—	—
Net Effect on Cash	$(13,316)	$(1,333)

In the three months ending December 31, 2016, the Company incurred a net loss of $2,745,176. This was offset by stock compensation of $21,306, stock warrant expense of $2,685,920, an increase in accrued expenses of $1,784, salary payable of $22,500 and accrued interest of $350.

Going Concern Uncertainties

We have sufficient working capital for the next 9 months and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2016, and our unaudited financial statements for the quarter ended December 31, 2016 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K for the period ending September 30, 2016 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

TELEHEALTHCARE, INC.

Date: February 14, 2017	By:	/s/ Derek Cahill
	Name:	Derek Cahill
	Title:	Chief Executive Officer and President

	By:	/s/ James Donahue
	Name:	James Donahue
	Title:	Chief Financial Officer

