Form 10-Q
period 2017-03-31
TeleHealthCare, Inc.
filed 2017-05-19
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2017
Common Stock, $.001 par value	88,373,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$19,758	$19,414
Other current assets	—	—
Deposit	5,900	—
Subscription Receivable	7,500	—
Total other current assets	13,400	—
Total Current Assets	33,158	19,414
TOTAL ASSETS	$33,158	$19,414

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$126,299	$122,730
Salary Payable	90,000	45,000
Note payable and interest payable	73,110	21,910
Customer Deposit	7,500	7,500
Total Current Liabilities	$296,908	$197,140
Total Liabilities	296,908	197,140
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001par value; 500,000,000 shares authorized; 88,373,000 and 153,873,000 shares issued and outstanding, respectively	88,373	153,873
Additional paid in capital	3,102,485	300,954
Accumulated deficit	(3,454,609)	(632,553)
TOTAL STOCKHOLDERS’ DEFICIT	(263,751)	(177,726)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,158	$19,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
REVENUES	$509	$—	$509	$—
COST OF SALES	—	—	—	—
GROSS PROFIT	509	—	509	—

OPERATING EXPENSES:
General and administrative expenses	76,540	21,656	2,821,366	260,823
LOSS FROM OPERATIONS	(76,031)	(21,656)	(2,820,857)	(260,823)
Interest expense	(850)	(345)	(1,200)	(345)
LOSS BEFORE PROVISION FOR INCOME TAXES	(76,881)	(22,001)	(2,822,057)	(261,168)
Provision for income taxes	—	—	—	—

NET LOSS	$(76,881)	$(22,001)	$(2,822,057)	$(261,168)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	144,058,393	152,158,713	149,047,033	150,922,179

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,822,057)	$(261,168)
Stock compensation	42,611	220,000
Warrant expense	2,685,920	—
Changes in operating assets and liabilities:
Deposits	(5,900)	—
Accounts payable and accrued expenses	3,569	6,500
Salary payable	45,000	—
Accrued interest	1,200	345
Net cash used in operating activities	(49,657)	(34,323)

Cash flows from financing activities:
Proceeds from loan	50,000	14,000
Proceeds from the sale of common stock	—	75,000
Net cash provided by financing activities	50,000	89,000

Net increase (decrease) in cash	343	54,677

Cash - beginning balance	19,414	2,315

Cash - ending balance	$19,757	$56,992

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

On Feb 8th, 2017, the company announced its first contract with Mission Treatment and Recovery based in San Juan Capistrano, CA. Mission Treatment and Recovery is TLLT's first pilot program to use the CarePanda App beginning in August 2016 and signed an annual agreement to use the CarePanda platform on full time basis for their entire staff and facility.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, fiscal year-end.

Revenue Recognition

The Company recognizes revenue when service have been provided or delivered, the monthly subscription fees charged are fixed or determinable. Customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonable assured.

We record deferred revenues when cash payments are received in advance of our performance.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of sis months or less at the time of issuance to be cash equivalents.

Stock-based Compensation and stock warrant expense

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505. Stock-based compensation expense is $42,611 and $220,000 for the six months ended March 31, 2017 and 2016, respectively. Stock warrant expense is $2,685,920 and $0 for six months ended March 31, 2017 and 2016, respectively.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the six months ended March 31, 2017 and 2016, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the six months ended March 31, 2017 and 2016, the Company did not recognize any impairments for intellectual property.

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

Advertising

Advertising will be expensed in the period in which it is incurred. For the six months ended March 31, 2017 and 2016, the Company recognized $5,244 and $0 for advertising expenses, respectively.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $263,751 and an accumulated deficit of $3,454,609 at March 31, 2017. As of March 31, 2017, the Company had not generated any significant revenue and had no committed sources of capital or financing.

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

NOTE 4 – NOTE PAYABLE

On December 31, 2012, the Company issued a note payable to an unrelated party for $45,000. The notes are due on September 30, 2016 and have an interest rate of 6%. The principal $45,000 was paid in July 2016. As of March 31, 2017, there is $6,865 of accrued interest payable balance.

On January 1st, 2016, the Company issued a note payable to an unrelated party for $14,000. The notes are due on September 30, 2016 and have an interest rate of 10%. As of March 31, 2017, the notes are in default, there is $14,000 of principal and $1,745 of accrued interest past due.

On February 1, 2017, the Company issued a note payable to an unrelated party for $36,000. The note is due on February 1, 2018 and have an interest rate of 6%. As of March 31, 2017, there is $500 of accrued interest payable balance.

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

On September 1, 2016, the Company granted a consultant, an option to purchase 1,000,000 shares of common stock at $0.1 per share. The option is exercisable as to 25% on the first quarter of the grant date and as to an additional 25% at the end of each successive fiscal quarter following the grant date. Fair value of the option is calculated using Black-Scholes Option Pricing Model with the following weighted average assumptions. Re-Habit has exercised 7,500,000 common shares as of March 31, 2017.

Black-Scholes Option Pricing Model – Stock Option

Current Stock Price	$0.10
Exercise Price	$0.10
Risk-Free Interest Rate	0.60%
Expected Life of Option	1
Volatility	289.2%
Dividend Yield	0%
$0.09

Schedule of Stock Options Roll Forward	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	-	$-	-	$-
Granted	1,000,000	0.1	1 year
Expired / Cancelled	-	-	-	-
Outstanding as of September 30, 2016	1,000,000	$0.1	0.92 years	$-
Granted	-	-	-	-
Expired / Cancelled	-	-	-	-
Outstanding as of December 31, 2016	1,000,000	0.1	0.67 years	-
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding as of March 31, 2017	1,000,000	0.1	0.42 years	-
Exercisable at March 31, 2017	1,000,000	$0.1	0.42 years	$-

On October 1, 2016, the Company signed a one-year consulting agreement with Re-Habit LLC as exclusive reseller of the CarePanda App for the rehab industry. Re-Habit LLC was offered exercisable stock warrants of 7,693,650 common shares of the Company, vesting immediately upon signing the agreement. Re-Habit is entitled to additional shares of restricted common stock based on future performance, if total shares received from the Company does not exceed 33.3% of the outstanding company shares at any time. The shares have an exercise price of $0.001 with 6 month lock up from the date the shares were issued. Fair value of the stock warrant is calculated using Black-Scholes Option Pricing Model with the following weighted average assumptions. Re-Habit has exercised 7,500,000 common shares related to the stock warrant as of March 31, 2017.

Black-Scholes Option Pricing Model – Stock Warrant

Current Stock Price	$0.35
Exercise Price	$0.001
Risk-Free Interest Rate	0.60%
Expected Life of Option	1
Volatility	260.0%
Dividend Yield	0%
Call Option Value	$0.35

Schedule of Stock Warrant Roll Forward	Shares Under Stock Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	-	$-	-	$-
Granted	7,693,650	0.001	1 year	-
Expired / Cancelled	-	-	-	-
Outstanding as of December 31, 2016	7,693,650	0.001	0.75 years	-
Granted	-	-	-	-
Exercised	7,500,000	0.001	-	-
Outstanding as of March 31, 2017	193,650	0.001	0.50 years	-
Exercisable at March 31, 2017	193,650	$0.001	0.50 years	$-

The company recognized stock compensation expenses of $42,611 and $220,000 during the six months ended March 31, 2017 and 2016, respectively, related to stock option awards granted to certain individuals providing service to the company based on the grant date fair value of the awards, net of estimated forfeitures. The company recognized stock warrant expense of $2,685,920 and $0 during the six months ended March 31, 2017 and 2016, respectively, related to stock warrants granted to certain companies providing service to the company based on the grant date fair value of the awards, net of estimated forfeitures.

On March 14, 2017, the company entered into a Share Cancellation/Return to Treasury Agreement (the “Agreement”) with Derek Cahill, the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Cahill cancelled 73,000,000 shares of the outstanding common stock held by him. By canceling these shares, Mr. Cahill and the Company’s Board of Directors wat the Company to better positioned to expand and raise capital.

At March 31, 2017, the company had $35,509 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through September 2017.

As March 31, 2017, there are approximately 88,373,000 shares outstanding.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

Salary payable to related parties as an officer of the Company is $7,500 a month started in April 2016. As of March 31, 2017, salary payable accrued $90,000. Management believes that the terms of the agreements with the related parties are comparable to the terms obtained in arm’s length transactions with unrelated similarly situated officer of the Company.

The company engaged GoBigWeb, owned by the CEO of Telehealthcare Inc, to perform website development services. As of March 31, 2017, the company have made payments $1,800 to the GoBigWeb for services rendered.

NOTE 7 – COMMITMENTS AND CONCENTRATIONS:

Office Sub-Lease – San Clemente, CA – The Company entered a sub-lease agreement for an office space in San Clemente, CA. The sub-lease period started August, 2016 on a month-to month basis, monthly payment is $700 due on the 1st day of each month until terminated by sub-lessor or sub-lessee. Starting February 1st, 2017, rent has been increased to $1,000 each month. In March 2017, the company expanded office space and paid $375 additional payment.

Equisolve – The company entered into investor relations agreement with Equisolve on a month-to-month basis for $495.00 each month due the first day of each month.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management has determined that the following reportable subsequent events required to be disclosed:

On May 2, 2017, the Company was notified by Mediprocity, developer of the Company’s CarePanda App, of their intent to cancel their White Label Agreement with the Company. At this time the Company is looking to license or partner with a new company to continue to manage our existing customers. It is unknown at this time how long this will take or whether the Company will be able to do so. The cancellation of the Mediprocity Agreement has a material adverse impact on the Company’s ability to sell the CarePanda app until a new app can be developed or licensed.

On May 4, 2017, the Company was notified by Re-Habit LLC, exclusive reseller of Company’s CarePanda App for the Drug and Detox markets, of its termination their Reseller Agreement. At this time the Company is looking for a new partner to resell Company’s CarePanda App, but that will be dependent on finding a new mobile app developer and/or mobile app company to work with.

On May 7, 2017, James Donahue resigned as member of the Company’s Board of Directors and its Chief Financial Officer.

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

TeleHealthCare, Inc., a Wyoming corporation, ("TeleHealthCare" "Company" "we," "us," or "our") was incorporated on December 10, 2012. Most of the activity through March 31, 2017 involved incorporation efforts, development of our internet portal, mobile applications and preparation for this Offering.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain as a going concern.

Company Overview

Until the end of the quarter reporting, we continued customizing our CarePanda mobile app for Apple and Android platforms. CarePanda launched in April 2016 and includes secure text and chat communication between medical professionals, nurses, staff, vendors, pharmacists, lab contacts and many others.

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

Telehealth Platform

Our telehealth platform will be branded as On.CareTM . The certified platform is built upon Microsoft .NET technology and is 100% SaaS based product and hosted with a secure HIPAA compliant hosting company. On.CareTM will be a web-based platform that provides very low initial investment from customers and no major upgrade charges or expensive licensing fees. On.CareTM provides flexibility to access telehealth information from anywhere and on most devices – desktops, tablets and mobile devices.

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

Results of Operations

Comparison of the six months ended March 31, 2017 and 2016

Revenues

Revenues were $509 and $0 for six months ending March 31, 2017 and 2016, respectively.

Cost of Sales

Cost of sales were $0 and $0 for six months ending March 31, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses were $2,821,366 and $260,823 for six months ending March 31, 2017 and 2016, respectively. For 2017, the expenses consisted primarily of $42,611 for stock compensation, $2,685,920 for stock warrant, $13,768 for professional fees, $48,569 for payroll expense, $5,000 for consulting expenses, $5,244 advertising expenses, and $5,157 rent expense. For 2016, the expenses consisted primarily of $220,000 for stock compensation, $39,750 consulting fee, and $4,255 for professional fees.

Interest Expense

Interest expense was $1,200 and $345 for the six months ending March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31,
	2017	2016
Operating Activities	$(49,657)	$(34,323)
Investing Activities	—	—
Financing Activities	50,000	89,000
Net Effect on Cash	$343	$54,677

In the six months ending March 31, 2017, the Company incurred a net loss of $2,822,057. This was offset by stock compensation of $42,611, stock warrant expense of $2,685,920, a decrease in deposits of $5,900, an increase in accrued expenses of $3,569, salary payable of $45,000 and accrued interest of $1,200.

Going Concern Uncertainties

We have sufficient working capital for the next 9 months and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2016, and our unaudited financial statements for the quarter ended March 31, 2017 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 10, 2017, the Company issued 7,500,000 shares of Common Stock upon the exercise of Common Stock Purchase Warrants. The exercise price of the Warrants was $0.0001.

All of the securities set forth above were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive and Acting Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
32	Certification of the Company's Chief Executive Officer and Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INS XBRL Instance Document *
101.SCH	SCH XBRL Schema Document *
101.CAL	CAL XBRL Calculation Linkbase Document *
101.DEF	DEF XBRL Definition Linkbase Document *
101.LAB	LAB XBRL Label Linkbase Document *
101.PRE	PRE XBRL Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEHEALTHCARE, INC.

Date: May 19, 2017	By:	/s/ Derek Cahill
	Name:	Derek Cahill
	Title:	Chief Executive Officer, Acting Chief Financial Officer and President (Principal Executive and Financial Officer)

