Form 10-Q
period 2017-06-30
TeleHealthCare, Inc.
filed 2017-08-18
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

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

Registrant’s phone number, including area code: (949) 423-6870

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $.001 par value	88,373,000

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TELEHEALTHCARE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,170	$19,414
Other current assets
Deposit	700	—
Total other current assets	700	—
Total Current Assets	3,870	—
TOTAL ASSETS	$3,870	$19,414

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$126,800	$122,730
Salary Payable	121,519	45,000
Note payable and interest payable	74,210	21,910
Customer Deposit	7,500	7,500
Total Current Liabilities	330,029	197,140
Total Liabilities	330,029	197,140
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001par value; 500,000,000 shares authorized; 88,373,000 and 153,873,000 shares issued and outstanding, respectively	88,373	153,873
Additional paid in capital	3,123,791	300,954
Accumulated deficit	(3,538,323)	(632,553)
TOTAL STOCKHOLDERS’ DEFICIT	(326,159)	(177,726)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,870	$19,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30 ,
	2017	2016	2017	2016
REVENUES	$1,334	$—	$1,843	$—
COST OF SALES	—	—	—	—
GROSS PROFIT	1,334	—	1,843	—

OPERATING EXPENSES:
General and administrative expenses	83,948	64,394	2,905,314	328,467
LOSS FROM OPERATIONS	(82,614)	(64,394)	(2,903,471)	(328,467)
Interest expense	(1,100)	(350)	(2,299)	(695)
LOSS BEFORE PROVISION FOR INCOME TAXES	(83,714)	(64,744)	(2,905,770)	(329,162)
Provision for income taxes	—	—	—	—

NET LOSS	$(83,714)	$(64,744)	$(2,905,770)	$(329,162)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	88,373,000	153,123,000	128,748,000	151,682,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,905,770)	$(329,162)
Stock compensation	63,916	220,000
Warrant expense	2,685,920	—
Bad Debt	7,500
Changes in operating assets and liabilities:
Deposits	(700)	—
Accounts payable and accrued expenses	13,090	56,758
Deferred Revenue	-	7,500
Salary payable	67,500	—
Accrued interest	2,300	695
Net cash used in operating activities	(66,244)	(44,209)

Cash flows from financing activities:
Proceeds from loan	50,000	14,000
Proceeds from the sale of common stock	—	75,000
Net cash provided by financing activities	50,000	89,000

Net increase (decrease) in cash	(16,244)	44,791

Cash - beginning balance	19,414	2,315

Cash - ending balance	$3,170	$47,106

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TELEHEALTHCARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION

TeleHealthCare, Inc. (the Company) was incorporated under the laws of the State of Wyoming on December 10, 2012. The Company develops platforms in the telehealth industry. Its first platform the Company developed is called CarePanda. Currently, CarePanda set up as a division of TeleHealthCare. CarePanda is an online software that helps people, family members and caregivers manage, share and control their own, their family’s or their customers’ healthcare information. CarePanda links people and healthcare information together at the point of care and works on multiple platforms including Internet enabled devices and mobile phones. The Company plans to develop similar platforms for clients.

CarePanda is easy to use and has unique tools and features such as online document library, fax services and text messaging and is not dependent on electronic transfer of health information. CarePanda looks beyond healthcare and focuses on tools that help people manage their lives and care for others including, contact lists, medication lists, home inventory, emergency planning, medical bill management and many other features. CarePanda solves a number of social and healthcare industry problems including changes in healthcare regulations, socio-demographics of an aging population, growing shortage of healthcare workers and impact of “Obama Care”.

On Feb 8, 2017, the company announced its first contract with Mission Treatment and Recovery based in San Juan Capistrano, CA. Mission Treatment and Recovery is TLLT’s first pilot program to use the CarePanda App beginning in August 2016 and signed an annual agreement to use the CarePanda platform on full time basis for their entire staff and facility.

On March 10, 2017, the company signed another agreement with Sublime Health Solutions for the use of the CarePanda App for their entire staff.

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

Stock-based Compensation and stock warrant expense

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505. Stock-based compensation expense is $63,917 and $220,000 for the nine months ended June 30, 2017 and 2016, respectively. Stock warrant expense is $2,685,920 and $0 for six months ended June 30, 2017 and 2016, respectively.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Additionally, if the Company does not have historical operating experience asset carrying amounts are expensed. For the nine months ended June 30, 2017 and 2016, the Company did not recognize any impairments for its long-lived assets. Management believes these intangible assets will continue to be utilized by the Company to generate revenues.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the nine months ended June 30, 2017 and 2016, the Company did not recognize any impairments for intellectual property.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment. The Company has not started amortizing the intangible asset until the official launch of its website.

Advertising

Advertising will be expensed in the period in which it is incurred. For the nine months ended June 30, 2017 and 2016, the Company recognized $5,743 and $0 for advertising expenses, respectively.

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. The Company will adopt ASU 2016-09 in its first quarter of 2018. Currently, excess tax benefits or deficiencies from the Company’s equity awards are recorded as additional paid-in capital in its Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Statements of Operations in the reporting periods in which vesting occurs. As a result, subsequent to adoption the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $326,159 and an accumulated deficit of $3,538,323 at June 30, 2017. As of June 30, 2017, the Company had not generated any significant revenue and had no committed sources of capital or financing.

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

On January 1st, 2016, the Company issued a note payable to an unrelated party for $14,000. The notes are due on September 30, 2016 and have an interest rate of 10%. As of June 30, 2017, the notes are in default, there is $14,000 of principal and $2,095 of accrued interest past due.

On February 1, 2017, the Company issued a note payable to an unrelated party for $50,000. The note is due on February 1, 2018 and have an interest rate of 6%. As of March 31, 2017, there is $1,250 of accrued interest payable balance.

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

Black-Scholes Option Pricing Model – Stock Option

Current Stock Price	$0.10
Exercise Price	$0.10
Risk-Free Interest Rate	0.60%
Expected Life of Option	1
Volatility	289.2%
Dividend Yield	0%
$0.09

Schedule of Stock Options Roll Forward	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	-	$-	-	$-
Granted	1,000,000	0.1	1 year
Expired / Cancelled	-	-	-	-
Outstanding as of September 30, 2016	1,000,000	$0.1	0.92 years	$-
Granted	-	-	-	-
Expired / Cancelled	-	-	-	-
Outstanding as of December 31, 2016	1,000,000	0.1	0.67 years	-
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding as of June 30, 2017	1,000,000	0.1	0.17 years	-
Exercisable at June 30, 2017	1,000,000	$0.1	0.17 years	$-

On October 1, 2016, the Company signed a one-year consulting agreement with Re-Habit LLC as exclusive reseller of the CarePanda App for the rehab industry. Re-Habit LLC was offered exercisable stock warrants of 7,693,650 common shares of the Company, vesting immediately upon signing the agreement. Re-Habit is entitled to additional shares of restricted common stock based on future performance, if total shares received from the Company does not exceed 33.3% of the outstanding company shares at any time. The shares have an exercise price of $0.001 with 6 month lock up from the date the shares were issued. Fair value of the stock warrant is calculated using Black-Scholes Option Pricing Model with the following weighted average assumptions. Re-Habit has exercised 7,500,000 common shares related to the stock warrant as of June 30, 2017.

Black-Scholes Option Pricing Model – Stock Warrant

Current Stock Price	$0.35
Exercise Price	$0.001
Risk-Free Interest Rate	0.60%
Expected Life of Option	1
Volatility	260.0%
Dividend Yield	0%
Call Option Value	$0.35

Schedule of Stock Warrant Roll Forward	Shares Under Stock Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	-	$-	-	$-
Granted	7,693,650	0.001	1 year	-
Expired / Cancelled	-	-	-	-
Outstanding as of December 31, 2016	7,693,650	0.001	0.75 years	-
Granted	-	-	-	-
Exercised	7,500,000	0.001	-	-
Outstanding as of June 30, 2017	193,650	0.001	0.25 years	-
Exercisable at June 30, 2017	193,650	$0.001	0.25 years	$-

The company recognized stock compensation expenses of $63,916 and $220,000 during the nine months ended June 30, 2017 and 2016, respectively, related to stock option awards granted to certain individuals providing service to the company based on the grant date fair value of the awards, net of estimated forfeitures. The company recognized stock warrant expense of $2,685,920 and $0 during the nine months ended June 30, 2017 and 2016, respectively, related to stock warrants granted to certain companies providing service to the company based on the grant date fair value of the awards, net of estimated forfeitures.

On March 14, 2017, the company entered into a Share Cancellation/Return to Treasury Agreement (the “Agreement”) with Derek Cahill, the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Cahill cancelled 73,000,000 shares of the outstanding common stock held by him. By canceling these shares, Mr. Cahill and the Company’s Board of Directors want to better position the Company for investment.

At June 30, 2017, the company had $14,423 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through September 2017.

As June 30, 2017, there are approximately 88,373,000 shares outstanding.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

Salary payable to related parties as an officer of the Company is $7,500 a month which began in April 2016. As of June 30, 2017, salary payable accrued $121,519. Management believes that the terms of the agreements with the related parties are comparable to the terms obtained in arm’s length transactions with unrelated, similarly situated officers of the Company.

The company engaged GoBigWeb, owned by the CEO of Telehealthcare Inc, to perform website development services. As of June 30, 2017, the company have made payments $1,800 to the GoBigWeb for services rendered.

NOTE 7 – COMMITMENTS AND CONCENTRATIONS:

Office Sub-Lease – San Clemente, CA – The Company entered a sub-lease agreement for an office space in San Clemente, CA. The sub-lease period started August, 2016 on a month-to month basis, monthly payment is $700 due on the 1st day of each month until terminated by sub-lessor or sub-lessee. Starting February 1st, 2017, rent has been increased to $1,000 each month. In March 2017, the company expanded office space and paid $375 additional payment, in June, the monthly rent was resumed back to $1,000/month.

Equisolve – The company entered into investor relations agreement with Equisolve on a month-to-month basis for $495.00 each month due the first day of each month.

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Company Overview

As of May 2nd, 2017 we were contacted by Mediprocity, the white label partners and developers of Telehealthcare’s CarePanda app, they were “terminating our partnership.” Over the last several months we were negotiating terms with Mediprocity but were unable to come to agreement on the final terms. At the same time ReHabit cancelled their consulting agreement with Telehealthcare and we have reached terms with ReHabit for them to return Telehealthcare shares issued to them for their work and repayment of note. The settlement agreement with ReHabit was signed May 31st, 2017.

Since this time, Telehealthcare has been evaluating other mobile app technologies and services.

We continue to talk to companies and medical professional in the industry on new ways to customize our CarePanda mobile app for Apple and Android platforms. CarePanda launched in April 2016 and includes secure text and chat communication between medical professionals, nurses, staff, vendors, pharmacists, lab contacts and many others.

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

We see five key areas driving demand for telehealth services:

•	Escalating Healthcare Costs – Healthcare represents $3 trillion USD in costs per year (CMS.gov) in the U.S. There is an urgent and growing need to control and lower the cost of providing healthcare. (https://www.cms.gov/research-statistics-data-and-systems/statistics-trends-and-reports/nationalhealthexpenddata/downloads/highlights.pdf)

•	Expanded Insured Patient Base – There has been a rapid rise in patient volumes as more people are insured with passage and implementation of the Affordable Care Act.

•	Aging Population – As we age we have a higher incidence of chronic diseases. The average age of the population in the U.S. is growing resulting in an increase demand for services. It’s estimated that 65 million baby boomers will become Medicare enrollees over the next decade (http://www.handsontelehealth.com/past-issues/74-why-is-telehealth-a-driving-force-in-healthcare).

•	Shortage of Medical Professionals – In many cities and towns throughout the U.S. there is a shortage of medical professionals, especially medical specialists. This is especially true for rural populations. This has created an imbalance of the available supply of practitioners to many areas’ demand

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

On.Care TM Product Advantages:

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

Results of Operations

Comparison of the nine months ended June 30, 2017 and 2016

Revenues

Revenues were $1,843 and $0 for nine months ending June 30, 2017 and 2016, respectively.

Cost of Sales

Cost of sales were $0 and $0 for nine months ending June 30, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses were $2,905,314 and $328,467 for nine months ending June 30, 2017 and 2016, respectively. For 2017, the expenses consisted primarily of $63,916 for stock compensation, $2,685,920 for stock warrant, $29,068 for professional fees, $72,790 for payroll expense, $7,500 for bad debt expense, $5,000 for consulting expenses, $5,743 advertising expenses, and $9,675 rent expense. For 2016, the expenses consisted primarily of $220,000 for stock compensation, $39,750 consulting fee, and $4,255 for professional fees.

Interest Expense

Interest expense was $2,299 and $695 for the six months ending June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2017 and 2016:

	Nine Months Ended June 30,
	2017	2016
Operating Activities	$(66,244)	$(44,209)
Investing Activities	—	—
Financing Activities	50,000	89,000
Net Effect on Cash	$(16,244)	$44,791

In the nine months ending June 30, 2017, the Company incurred a net loss of $2,905,770. This was offset by stock compensation of $63,917, stock warrant expense of $2,685,920, a decrease in deposits of $700, an increase in accrued expenses of $13,090, salary payable of $67,500 and accrued interest of $2,300.

Going Concern Uncertainties

We have insufficient working capital to operate. Our auditor has issued a “going concern” qualification as part of his opinion in the Audit Report for the year ended September 30, 2016, and our unaudited financial statements for the quarter ended June 30, 2017 include a “going concern” footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

ITEM 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4 . CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures : We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting : Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any other proceeding not disclosed in this report, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company’s Annual Report on Form 10-K for the period ending September 30, 2016 which identifies and discloses certain risks and uncertainties including, without limitation, those “Risk Factors” included in Item 1A of the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive and Acting Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
32	Certification of the Company’s Chief Executive Officer and Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INS XBRL Instance Document *
101.SCH	SCH XBRL Schema Document *
101.CAL	CAL XBRL Calculation Linkbase Document *
101.DEF	DEF XBRL Definition Linkbase Document *
101.LAB	LAB XBRL Label Linkbase Document *
101.PRE	PRE XBRL Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEHEALTHCARE, INC.

Date: August 14, 2017	By:	/s/ Derek Cahill
	Name:	Derek Cahill
	Title:	Chief Executive Officer, Acting Chief Financial Officer and President (Principal Executive and Financial Officer)

