Form 10-Q/A
period 2017-06-30
TeleHealthCare, Inc.
filed 2017-08-31
CIK 1628104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of Telehealthcare, Inc. (the “Registrant”) for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 18, 2017 (the “Original Filing”) is to change the designation of the Registration as a shell company to “No”, which was erroneously marked “Yes” on the Original Filing.

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

TELEHEALTHCARE, INC.

Date: August 31, 2017	By:	/s/ Derek Cahill
	Name:	Derek Cahill
	Title:	Chief Executive Officer, Acting Chief Financial Officer and President (Principal Executive and Financial Officer)

