Form 10-K
period 2017-09-30
TeleHealthCare, Inc.
filed 2018-03-20
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission file number 333-201391

HEADTRAINER, INC.
(Exact name of registrant as specified in its charter)
(formerly TeleHealthCare, Inc.)

Wyoming	80-0873491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Camden Road, #107-196, Charlotte, NC 28203
(Address of principal executive offices) (Zip Code)

(980) 875-4199
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $17,946,930.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was 89,970,139 shares of common stock as of March 20, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and without limitation:

●	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operations;
●	relationships with our sponsored athletes;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	intellectual property claims brought by third parties; and
●	ability to successfully demonstrate scientific improvement and claims in identified cognitive areas.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History and Overview

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to HeadTrainer, Inc. and our wholly-owned subsidiary also named HeadTrainer, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

TeleHealthCare, Inc., a Wyoming corporation, was incorporated on December 10, 2012 as a developer of platforms in the telehealth industry.  Most of the activity since the date of inception through April of 2017 involved incorporation efforts, development of our internet portal and mobile applications.

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (leaving approximately 23,873,000 shares remaining prior to the Merger), and the sale of approximately 10,353,967 shares at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.

As a result of the Merger, the 52,500,000 newly-issued shares were issued to the pre-existing HeadTrainer shareholders for thir 20,767,856 shares, an exchange ratio of 2.5280 per share.   HeadTrainer assumed net liabilities totaling $194,632, with the remaining assets and liabilities assumed by MD Capital Advisors, Inc., a Company owned by TeleHealthCare’s former CEO, in a Split-Off Agreement.

At the effective time of the Merger, our Board of Directors and officers were reconstituted by the resignation of Derek Cahill and the appointment of Bob Finigan, Maurice Durschlag and Jay Bilas.  Subsequently, on October 16, 2017, Mr. Jay Bilas resigned from our Board of Directors.

At the Merger, our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to (i) change our name to HeadTrainer, Inc.; (ii) to increase the number of our authorized shares of capital stock to 510,000,000 shares, of which 500,000,000 shares shall be common stock and 10,000,000 shares shall be blank check preferred stock; and (iii) to provide that the Company may take action without a meeting on the written consent of the holders of a majority of the shares entitled to vote at such meeting.

For accounting purposes, HeadTrainer will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of the Company. Accordingly, HeadTrainer’s assets, liabilities and results of operations will become the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations will be consolidated with HeadTrainer effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction.

As a result of the Merger with HeadTrainer, our business plan has shifted to mobile applications for athletes of all ages and all skill levels, designed to engage and improve cognitive abilities.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called HeadTrainer that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.  We are in evaluation of our core system architecture , and expect to be in development of ten to fifteen (10-15) mobile games/exercises in second quarter.  The development and testing will be ongoing, and we are expecting to launch the product in beta form in the third quarter of calendar 2018.

Our Product

We have developed a product that consists of i) a mobile device application (“App”) that provides a suite of cognitive training exercises available in iOS and Android versions and ii) integrates into a server-based platform that can customize user experiences, track progress, provide education, and offer an administrative console for the user (the “Product”).  We are continuing to develop our Product platform with the goal that it be flexible and interesting to a wide audience.  The cognitive training tools are intended to serve primarily the youth sports market (ages 8-18) and the high sports interest market (ages 13-29) along with support for an adult category.  The exercises incorporate sports themes and were designed with graphics that appeal to the target demographic.

We are in development of the Product, designed to help athletes improve their cognitive abilities, with the creation and delivery of between 10 and 15 games/exercises, each of which is targeted to improve cognitive skills in one or more of five key cognitive areas.  We call these these five areas Cognitive Skill Attributes (each an “CSA”) and have defined them specifically as follows:

•	Processing Speed
•	Decision Making
•	Focus/Concentration
•	Visual-Spatial Awareness and
•	Memory

We expect to continuously develop new games/exercises to build a library of unique experiences, and we believe that this is essential to establish an increasing set of games/exercises for users to master.

The overall goal of the Product is to improve cognitive reasoning, response times, associated motor skills and reaction time.  The Product will attempt to provide varying and escalating levels of difficulty to continuously challenge the users who will have a personalized training sequence presented to them based on their individual progress.  A user’s progress will be reflected in specific game/exercise scores, as well as through aggregate scores for each CSA and a computed overall score (the “HeadTrainer Index”).  Another anticipated feature of the Product is the ability to participate in combines called “HeadTrainer Contests,” which will allow users to compete against others throughout the world.  There will also be an embedded feature in the Product that will allow the accumulation of points that may be able to be exchanged for prizes, such as logo t-shirts, caps, and potentially autographed footballs or basketballs.  This feature will mostly likely need to be delivered through a web system or third party outside of the App itself.  While we believe this rewards feature is unique in the industry, more development work is required before this feature can be implemented.

Current cognitive training systems are generally designed for non-athletic training (i.e. where a subject is in a calm, quiet environment).  Along with traditional sight and touch cognitive training modules, the Company, by contrast, has attempted to replicate in its Product a true sporting event environment, by incorporating, for instance, outside and background noise in future releases.  By utilizing headphones with environment-specific, programmed noise, audio tracks, and prompts, the Company has created its Product with integrated audio track, sight, touch, and sound training systems that allows the athlete to train in an environment that we believe is similar to many of the stimuli that would be present in actual competition. No material revenue has been earned to date.

Valuable Experiential Data

The primary goal of the Company is to provide a cognitive training platform that can become a market leader and a preferred solution for the youth sports market, high sports interest market and adults.  We believe that a future revenue source for the Company is the collection and analysis of user data.  Because we expect that our Product will have appeal to athletes, there may be an opportunity to evaluate cognitive training progress against real-world cycles for athletes, including seasonal training and injury events such as concussions.  This data could be unique and valuable to the sports and medical communities.

Target Markets

Our Product will be targeted at the intersection of the competitive youth sports marketplace and cognitive training solutions market.  We currently anticipate that our primary customers will be youth sports market (ages 8-18), but also believe that Millennials and adults will be key adopters as they compare our Product to other cognitive training tools.  Estimates of the market size vary, but according to data compiled by Statistic Brain, in the U.S. alone, the youth sports market (ages 5-18) is estimated to include approximately 35,000,000.  Another estimate, from Playground Professionals, claims that the youth sports market (ages 6-17) includes 50,000,000 athletes and that the youth sports industry accounts for more than $5,000,000,000 in spending annually related to sports travel and competitions.  Management believes this group is a motivated buying group seeking products and services that are perceived to improve targeted athletic performance.

With regard to the cognitive training market, according to a 2012 study by SharpBrains, a research firm that tracks the cognitive training market, the market for brain health software grew from $295,000,000 in annual revenues in 2009 to more than $480,000,000 at the end of 2010.  Experts estimate that the market will exceed $3,000,000,000 by 2020.  Management believes that the industry estimates predict a healthy environment for the launch of the Products.

We anticipate designing our products so that they are available in multiple languages to serve the international community as well as the United States.  The cognitive training exercises can be adapted to other languages, because they are not verbally intensive.  Management initially launched in English, but will be exploring additional release opportunities in several countries as product acceptance accelerates.

Revenue Model

We anticipate to earn revenue from our Product through a subscription-based pricing model.  The industry standard for cognitive training companies is a subscription-based model.  We examined specific pricing strategies and have not yet determined our market tolerances, but expect to test several pricing models in the beta test launch, to determine the most effective conversion rate and adoption, with additional revenue opportunities through in-game currencies and purchases through customization of avatars, etc.  We believe this competitively prices our Product in order to stimulate trials and retain users after being exposed to the training platform experience.  These price points are projected based on our analysis of standard pricing for similar products; however, there can be no assurance that these price points will be palatable to the purchasing public, and we may have to adjust these prices or develop different pricing or income strategy to attract customers.  While we currently anticipate generating our primary revenue from the sale of subscriptions to our Products, we also may earn revenue in the future from advertising and branded sponsorships, as well as strategic relationships with other sports related entities and products and other forms of revenue generation.

Marketing

We have worked with a variety of marketing partners, including Signature Sports Group to design a comprehensive marketing campaign to support the launch of the Product and continuing operations of the Company.  The multi-faceted program incorporates branding strategies, trademark promotion, image development and advertising materials to establish a consistent image.  Importantly, the plan included a multi-channel execution strategy designed to expose the Product to millions of potential users upon launch through endorsement-supported channels.  We believe this execution strategy will resonate with our potential users and lead to strong adoption, as long as we have the necessary cash to execute on the marketing channels and leverage the initial investment in our endorsers.  We are planning to market our Products through campaigns, leveraging formal endorsement relationships with professional athletes and sports celebrities on social networks (Facebook, Twitter, Instagram).  We also intend to build awareness and adoption through efforts directed at youth sports events, youth sports camps, and sports academies.  We also intend to partner with high profile entities (such as professional sports franchises, major universities, leading entertainment companies, professional athletes, leading medical institutions, sports camps, and sports academies) that will help facilitate immediate brand awareness.  However in order to successfully execute on this plan, we will need to have the necessary cash to fund the activation strategy.  Finally, the Company expects to market through more traditional public relations channels and paid digital channels. As we discover the right mix of traction channels, management will optimize the marketing mix spend such that it is generating the most efficient delivery of App downloads.

Some of the key elements of the Company’s marketing plan revolve around the Company delivering “premium cognitive development exercises” to users through the following:

•
The Brand/Attributes:  The following brand attributes and image will be represented to the target audience – performance; elite; training; brain; science/research; sport/competition; hip/modern; global and academic.

•
The Brand/Brand Positioning:  HeadTrainer plans to be a brand that delivers premium cognitive development exercises specifically designed for the training of athletes to improve performance as it relates to an individual’s overall cognitive capabilities for their own competitive environment with the intent of becoming synonymous with athletic brain training.

•
The Target Market:  The key target audiences can be defined as (i) Primary market/user group – youth sports market (ages 8-18) and high sports interest market (13-29), (ii) Secondary market (Purchasers/Influencers) – Parents and Coaches of Athletes and (iii) Tertiary market – other athletes, competition and brain-training enthusiasts

•
Overarching Communication Idea:  Our communication idea will be the broad creative platform that brings the brand positioning to life – “Team HeadTrainer.”  Team HeadTrainer plans to be comprised of a group of elite athletes, sports spokespersons, trainers, educators, sports psychologists and collegiate properties who will bring awareness, encourage trial and influence subscribers to adopt, use and promote the Product as integrated partners in our marketing strategy.  Team HeadTrainer will represent the overall sports landscape, crossing sports, age, nationality, gender and race.  Initial athlete focus will be on the core four U.S. participation team sports of soccer, baseball, basketball, and football, while also reaching out to and adding athletes participating in other action team and individual sports to ensure that every athlete feels that the Product is for them.  The elite athletes and spokespersons will be expected to be at the forefront of their sports/profession, be active in social media, have crossover appeal, be great communicators, be credible and authentic to the brand and be considered as “safe” as possible with their reputation on and off the court/field.

We intend to reach the users and their influencers online and through their mobile devices and through the use of the following:

•
Social Media - Accounts of the Company and Team HeadTrainer members will promote and educate our target markets and the secondary and tertiary markets on the value of the Product and brain-training exercises.

•
Videos – We intend to highlight each member of Team HeadTrainer and emphasize the importance of brain training from a number of different perspectives.  The videos will be produced in a socially sharable and viral format.

•
Website – The Company has developed an initial comprehensive, one-stop platform where users and purchasers/parents can go to get information as it relates to the Company and the importance of brain training.  Supported research documentation will be available as well as information on all Team HeadTrainer members, our videos, step-by-step guides for the Product, testimonials, HeadTrainer in the News, social media links and future collegiate or sports organization associations.

•
Cause Marketing – We currently anticipate that the Company will give back to the communities we serve by starting a cyber-bullying awareness campaign.  Team HeadTrainer members will participate to create a powerful message on the prevalence and prevention of cyber-bullying.  Our users are online, on mobile devices and social networks where they are most at risk for cyber-bullying.  The campaign is expected to be viral and a public relations and social-media driven.  We anticipate kicking this campaign off in the 2nd or 3rd quarter of calendar 2018 in conjunction with the launch of future versions of the App.

•
Other – Additional tactics like paid media (digital and traditional) as well as sponsorships, league associations, etc. will be continually evaluated and pursued when determined to be a good fit for the Company.

Competition

There are several companies that have developed cognitive training platforms and deliver their solutions via the web and/or through mobile apps.  Management believes that these early participants have educated consumers on the value proposition of cognitive training generally and have helped to pave the way for a differentiated solution from the Company.  Management believes there are several key differentiators to the Product as compared to other cognitive training programs.

•
The Product was developed with sports themes and is targeted primarily at the youth sports market, including youth ages 8-18, high sports interest ages 12-29, as well as adults.  We believe that competitive, accomplished athletes in these demographics will embrace the possibility of enhancing their cognitive performance skills to get an extra edge on the competition.

•
The Company has incorporated an audio interference/distraction component replicating life-like sporting event distractions and created a “playing” environment that features additional complicating elements to the training.

•
The Company will leverage its existing and future endorsement contracts with professional athletes and celebrities to market the product through existing social media channels.  We believe this will be one of the most cost effective ways to reach its intended audience but it will not be the only traction channel.

•
In addition to the social marketing strategies, the youth sports market will also be addressed through sports camps and dedicated sports organizations.  However, the Company will need to have the necessary cash in order to activate such youth sports channels.

While it’s unclear to the overall patentability of our technology, we will continue to evaluate our overall intellectual property protection and proceed with viable protection opportunities in the future.  There can be no assurances that a final utility patent will be secured, and we are cognizant of the value of protecting key business model differentiators and intends to continue to pursue protection of our intellectual property.

Research and Development

Total research and development was $227,286 and $51,308 during the fiscal years ended September 30, 2017 and 2016, respectively.

Intellectual Property

We currently own all ideas, concepts, trademark applications, copyright, provisional patents, trade secrets, and other intellectual capital associated with HeadTrainer.  The URLs, trademarks and patents of the Corporation set forth above are referred to herein as the “Intellectual Property.”

Pursuant to a contribution agreement entered into by and between our director, Mr. Maurice E. Durschlag and HIP, LLC, the Intellectual Property has been assigned to HIP, LLC.  The Intellectual Property owned by HIP, LLC has been transferred by HIP, LLC to the Company in exchange for a royalty agreement wherein we will pay to HIP, LLC a royalty based on the gross sales of the Product by the Company.

Government Approvals and Regulations

We are not subject to any governmental regulation and are not required to maintain any specific licenses.

Subsidiaries

The Company has one wholly-owned subsidiary also named HeadTrainer, Inc.

Employees

As of September 30, 2017, we had 2 full-time employees and no part-time employees.  We currently utilize a variety of outsourced resources for product development, marketing, technology development, scientific research, finance and accounting, legal, and business development.  We intend to hire additional staff and to engage consultants in general administration on an as-needed basis.  We also intend to engage experts in operations, finance and general business to advise us in various capacities.  None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, and management personnel and, as of the end of the period covered by this report and as of the date of filing, we continue to rely on the services of independent contractors for much of our sales/marketing.  We believe technical, accounting and other functions are also critical to our continued and future success.

Registered Agent

Our registered agent is Incorp Services, Inc., 1910 Thomas Avenue, Cheyenne, WY 82001.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.  For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from operations since our inception.  We expect that our operating expenses will increase over the next twelve months to continue our development activities.  Based on our average monthly expenses and current burn rate ranging from $10,000-$40,000 per month, we estimate that our cash on hand as of September 30, 2017 will not be able to support our operations through the next twelve months from the issuance of these financial statements.  This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses.  We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations.  Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt.  If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We are a start-up and have limited history with our operating subsidiary, and as a result, we may experience losses and cannot assure you that we will be profitable.

We are a start-up and have a limited operating history to evaluate our business.  Our operations are subject to all of the risks inherent in the establishment and expansion of a business enterprise.  Start-up enterprises are speculative investments and profits therefore hinge upon public acceptance of the businesses, which may or may not occur.  Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we operate.  Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a business such as ours.  There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Because of our limited operating history, we have limited historical financial data on which to base planned operating expenses.  Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues.  As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall.  Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

We have not achieved profitability on a quarterly or annual basis to date.  To the extent that net revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected.  There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

No Assurance of Sustainable Revenues.

There can be no assurance that our business will generate sufficient and sustainable revenues to enable us to operate at profitable levels or to generate positive cash flow.  As a result of our limited operating history and the nature of the markets in which we compete, we may not be able to accurately predict our revenues.  Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations and financial condition.  Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues.  We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.  Factors that may adversely affect our operating results include, among others, demand for our products and services, costs related to the continued improvement of our products and services, expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of products, increases in the cost development of our products, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products.  As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition.  Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition.  We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We will need to raise additional funds in the future that may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes.  If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses.  We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our current management has wide latitude in decision making which may limit any outside influence on the Company

The Company’s governing documents provide management with wide latitude as to the type of businesses the Company will pursue and the method, duration, and location of such pursuit.  Management is not required to obtain the approval of shareholders to pursue any particular business initiative.  As such, management’s decisions could affect the value of the Common Stock.  In addition, management will be obligated to manage the assets of the Company in the best interests of the Company.  However, individual members of management may engage in other related but non-competitive business activities.

The Company’s business plan places a significant reliance on third-party providers.

The Company’s business plan is dependent on it being able to develop, market and distribute all or certain portions of its products, which are currently being developed, produced, marketed and distributed primarily by third party providers.  If any such provider fails in any way, the Company’s ability to deliver the products may be negatively impacted which could result in a material adverse effect on the our business.  Furthermore, in the event that a provider raises the cost of its service to us, such cost increase could cause the cost of our products to be excessive for the market.  If we are not in a position to have the products developed, produced, marketed or distributed by another provider or if the transition to another provider is excessively expensive, the cost to or delay associated with the transition could resulting in a material adverse effect on our business.

Our success will depend to a large extent on broad market acceptance of our products.

There can be no assurance that we will reach our target market or that anyone will purchase our products.  In the event that customers initially purchase our products, there can be no assurance that enough customers will purchase our products or that they will continue to purchase our products in enough volume to produce the cash flow needed to sustain our operations.

Our business is at risk if we lose key personnel or we are unable to attract and integrate additional skills personnel.

The success of our business depends, in large part, on the skill of our personnel.  Accordingly, it is critical that we maintain, and continue to build, a highly-experienced management team and specialized workforce, including project management and business development, and sales professionals.  Competition for personnel, particularly those with expertise in the mobile application space, is high, and identifying candidates with the appropriate qualifications can be difficult.  We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.  In the event, we are unable to attract, hire and retain the requisite personnel and third party providers, we may experience delays in furthering our business objectives, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new projects.  Further, any increase in demand for personnel and specialty providers may result in higher costs, causing us to exceed our budgets, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Our future success is particularly dependent on the vision, skills, experience and effort of our senior management team, including our president and chief executive officer.  If we were to lose the services of our president and chief executive officer or any of our key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.

Our business strategy depends, to a large extent, upon our branding and intellectual property.

We are in the process of filing for trademark protection with the USPTO with respect to our name, logo and product identifications.  In the event that we are unable to secure trademark protection for our name, logo and product identifications or it is determined that our name, logo and product identifications infringe upon another person’s intellectual property, we could suffer from related material adverse effects to our business.

Furthermore, we are in the process of filing patent(s) with the USPTO to protect our approach to cognitive training applicable to our products.  In the event that we are unable to secure such patents, the marketability and viability of our products could be adversely affected.  While it’s unclear as to the overall patentability of our technology, we will continue to evaluate our overall intellectual property protection and proceed with viable protection opportunities in the future.  While there can be no assurances that any final patents will be secured, management is cognizant of the value of protecting the Company’s key business model differentiators and intends to continue to pursue protection of its intellectual property.

The Company is in the process of building or having built a series of online/mobile application cognitive training tools.  In the event that any of these training tools infringe on any patent, trademark or other intellectual property of another person, the costs to us associated with remediating the infringement could be significant which could have a material adverse effect on the Company.

The loss of any of our athletic endorsements could significantly impair our ability to market our products.

Our business model depends on the growing and sustaining our athletic endorsements.  As of the date of this filing, we had no active athletic endorsements.  We intend to pursue athletic endorsements, although any such new endorsements are dependent on future funding.  Because of the constraints for capital, management can provide no assurance that any new athletic endorsements will be obtained.

We operate in a highly competitive industry and competitors may compete more effectively.

There are several companies that have developed cognitive training platforms and deliver their solutions via the web and/or through mobile applications.  Management believes that these early participants have educated consumers on the value proposition of cognitive training generally and have helped to pave the way for a differentiated solution from our Company.  However, some of these competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model and develop products or services that are more attractive to potential customers than what we offer.  Our competitors may also offer similar products and services at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions.  Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results.  We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.  We also expect to encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

We may be unable to manage our growth effectively.

We expect our business and operations to expand rapidly and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth.  In order to manage our expanding operations, we will also need to improve our management, operational and financial controls and our reporting systems and procedures.  All of these measures will require significant expenditures and will demand the attention of management.  If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned.  If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our business, profitability and growth prospects could suffer if we pay damages or defense costs in connection with a liability claim that is outside the scope of any applicable insurance coverage.  Currently, the Company has directors’ and officer’s insurance coverage.  We intend to maintain, but do not yet have, general and product liability insurance.  There is no assurance that we will be able to obtain insurance in amounts, or for a price, that will permit us to purchase desired amounts of insurance.  Additionally, if our costs of insurance and claims increase, then our earnings could decline.  Further, market rates for insurance premiums and deductibles have been steadily increasing, which may prevent us from being adequately insured.  A product liability or negligence action in excess of insurance coverage could harm our profitability and liquidity.

We rely on outside consultants, employees and developers.

We will rely on the experience of outside consultants, employees and developers.  In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be retained and there is no assurance that such employees or consultants could be identified under conditions favorable to us.

We rely on strategic relationships to promote our products.

We rely on strategic partnerships with outside companies and individuals to promote and supply certain of our products and services, thus making the future success of our business particularly contingent on the efforts of other parties.  An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain distributors who we feel could assist us with our promotion strategies.  Our dependence on outside distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

Risks Related to Our Financial Condition

Dependence on financing and losses for the foreseeable future.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the fiscal year ended September 30, 2017, our net loss was approximately $1.8 million.  As of September 30, 2017, we had an accumulated deficit of approximately $9 million and a working capital deficit of approximately $2.1 million.  These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  If we are unable to obtain the necessary capital, we may have to cease operations.  For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Because we may never have net income from our operations, our business may fail.

We have no history of profitability from operations.  There can be no assurance that we will ever operate profitably.  Our success is significantly dependent on uncertain events, including successful development of our technologies, establishing satisfactory third party relationships, and distributing and selling our products.  If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations.  We can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

Risks Related to Our Common Stock and Its Market Value

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for or reacting to changes in our business and industry and may place us at a competitive disadvantage to competitors with sufficient or excess capitalization.  If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations.  Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.  Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Marketplace, Pink Tier, under the symbol “TLLT”, the trading volume of our stock is limited and a market may not develop or be sustained.  As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our stock being held by a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;
●	actual or anticipated variations in our quarterly operating results;
●	changes in our earnings estimates;
●	our ability to obtain adequate working capital financing;
●	changes in market valuations of similar companies;
●	publication (or lack of publication) of research reports about us;
●	changes in applicable laws or regulations, court rulings, enforcement and legal actions;
●	loss of any strategic relationships;
●	additions or departures of key management personnel;
●	actions by our stockholders (including transactions in our shares);
●	speculation in the press or investment community;
●	increases in market interest rates, which may increase our cost of capital;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to execute our business plan; and
●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

The existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain indemnification provisions for our directors, officers and employees, although we have not entered into indemnification agreements with our officer and directors.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the Board of Directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.”  A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.  We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of September 30, 2017, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the fiscal year ended September 30, 2017, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.  For additional information, see Item 9A – Controls and Procedures.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Amendments to Rule 144, effective in February 2008, also substantially reduce holding periods and eliminate burdens such as filing notices sale for non-affiliated holders.  The amendments to Rule 144 are applicable to the purchasers of securities prior to and following the effective date of the amendments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 1800 Camden Road, #107-196, Charlotte, NC 28203.  We entered into a lease agreement in August 2017 for a total monthly rental of $1,995 and a term of 24 months.

ITEM 3.	LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business.  Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.  We may be involved in legal proceedings in the ordinary course of our business.  Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

We know of no material proceedings in which we or our subsidiary is a party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, Pink Tier, under the symbol “TLLT.”  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com).  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
September 30, 2017	$0.29	$0.09
June 30, 2017	$0.55	$0.15
March 31, 2017	$0.85	$0.39
December 31, 2016	$0.47	$0.25
September 30, 2016	$0.40	$0.16
June 30, 2016	$0.22	$0.18
March 31, 2016	$0.22	$0.18
December 31, 2015	$33.33	$0.18

Transfer Agent

Our transfer agent is Issuer Direct Corporation and is located at 500 Perimeter Park Drive Suite D Morrisville, NC 27560.  Their telephone number is (919) 481-4000 and their website is www.issuerdirect.com.

Holders of Common Stock

As of March 20, 2018, there were 41 shareholders of record of our common stock.  As of such date, 89,970,139 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Stock-Based Compensation

For information on securities authorized for issuance under our equity compensation plans, see “Item 11. Executive Compensation” below.

Recent Sales of Unregistered Securities

In January of 2017, the company received $25,000 from an accredited investor for 252,798 shares of the Company’s common stock at a price of $0.10 per share.

In February of 2017, the Company received $50,000 from an accredited investor for 505,596 shares of the Company’s common stock at a price of $0.10 per share.

In May of 2017, the Company received an aggregate of $40,000 from two accredited investors for 404,476 shares of the Company’s common stock at a price of $0.10 per share.

In August and September of 2017, the Company received an aggregate of $235,035 from accredited investors for 10,353,967 shares of the Company’s common stock at a price of $0.0227 per share and subscriptions for the Company’s Series A Convertible Debentures in the aggregate principal amount of $200,000.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2017, we did not repurchase any of our equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of the federal securities laws.  Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report.  Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance.  All statements made in this filing other than statements of historical fact, including statements addressing operating performance, which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements.  In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  For additional information regarding forward-looking statements, see Item 1 – Our Business – “Forward-Looking Statements.”

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of consolidated financial information.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see Item 1A “Risk Factors” for a list of our risk factors.

Overview

TeleHealthCare, Inc., a Wyoming corporation, was incorporated on December 10, 2012 as a developer of platforms in the telehealth industry.  Most of the activity since date of inception through April of 2017 involved incorporation efforts, development of our internet portal and mobile applications.   Our first platform that we developed was called CarePanda™ which was set up as a division of the Company and which was an online software that helps people, family members and caregivers manage, share and control their own, their family’s or their customers’ healthcare information.  CarePanda linked people and healthcare information together at the point of care and worked on multiple platforms including Internet-enabled devices and mobile phones.

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (leaving approximately 23,873,000 shares remaining prior to the Merger), and the sale of approximately 10,353,967 shares at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.

As a result of the Merger, the 52,500,000 newly-issued shares were issued to the pre-existing HeadTrainer shareholders for their 20,767,856 shares, an exchange ratio of 2.5280 per share.   HeadTrainer assumed net liabilities totaling $194,632, with the remaining assets and liabilities assumed by MD Capital Advisors, Inc., a Company owned by TeleHealthCare’s former CEO, in a Split-Off Agreement.

At the effective time of the Merger, our Board of Directors and officers were reconstituted by the resignation of Derek Cahill and the appointment of Bob Finigan, Maurice Durschlag and Jay Bilas.  Subsequently, on October 16, 2017, Mr. Jay Bilas resigned from our Board of Directors.

For accounting purposes, HeadTrainer will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of the Company. Accordingly, HeadTrainer’s assets, liabilities and results of operations will become the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations will be consolidated with HeadTrainer effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction.

Prior to the consummation of the Merger, our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to (i) change our name to HeadTrainer, Inc.; (ii) to increase the number of our authorized shares of capital stock to 510,000,000 shares, of which 500,000,000 shares shall be common stock and 10,000,000 shares shall be blank check preferred stock; and (iii) to provide that the Company may take action without a meeting on the written consent of the holders of a majority of the shares entitled to vote at such meeting.

Significant Events During Fiscal Year Ended September 30, 2017

Our business plan is to develop mobile applications for athletes of all ages and all skill levels, designed to engage and improve cognitive abilities.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called HeadTrainer that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2017 and September 30, 2016

A comparison of the Company’s operating results for the fiscal years ended September 30, 2017 and September 30, 2016 are as follows:

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

Revenue	$-	$6,061
Operating Expenses	1,721,666	3,913,010
Operating Loss	(1,721,666)	(3,906,949)
Other Expense	(34,201)	(92,053)
Net loss	$(1,755,867)	$(3,999,002)

Revenues

Revenues decreased by $6,061 from the prior year as a result of our application being inactive during 2017 while we focused on product development.

Operating Loss

Loss from operations for the years ended September 30, 2017 and 2016 was $1,721,666 and $3,906,949, respectively.  The decrease in operating loss is primarily due to the gain on debt and payable extinguishment of $139,267 for the year ended September 30, 207 compared to a loss on debt $1,428,097 loss on debt and payable extinguishment of for the year ended September 30, 2016.  Additionally, general and administrative expenses decreased $680,636, primarily as a result of a decrease in stock-based compensation, payroll and consulting fees.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2017, we had cash on hand of $186,881 and a working capital deficiency of $2,075,562, as compared to cash on hand of $123,896 and a working capital deficiency of $1,880,985 as of September 30, 2016.  The decrease in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well as new convertible debt acquired during the year ended September 30, 2017.

Notes Payable – Related Parties

As of September 30, 2017, the Company had notes payable to related parties totaling $112,959, including accrued interest of $10,959.   The notes are unsecured and bear interest at 8% and are in default as of September 30, 2017.

Convertible Notes Payable

As of September 30, 2017, The Company had convertible notes payable to related parties totaling $130,446, including accrued interest of $25,446.  The convertible notes bear interest at 10% and are convertible in shares of the Company’s common stock at prices ranging from $0.0227 to $0.49 per share.

As of September 30, 2017, The Company had convertible notes payable to third-parties totaling $377,647, including accrued interest of $27,647.  The convertible notes bear interest at rates ranging from 0% to10% and are convertible in shares of the Company’s common stock at prices ranging from $0.0205 to $0.49 per share.

Common Stock Financing

During the year ended September 30, 2016, the company received $230,000 from accredited investors for an aggregate of 2,300,000 shares of common stock at price of $0.10 per share.

In January of 2017, the company received $25,000 from an accredited investor for 252,798 shares of the Company’s common stock at a price of $0.10 per share.

In February of 2017, the Company received $50,000 from an accredited investor for 505,596 shares of the Company’s common stock at a price of $0.10 per share.

In May of 2017, the Company received an aggregate of $40,000 from two accredited investors for 404,476 shares of the Company’s common stock at a price of $0.10 per share.

In August and September of 2017, the Company received an aggregate of $235,035 from accredited investors for 10,533,967 shares of the Company’s common stock at a price of $0.0227 per share.

Share Issuances to Settle Debt

During the year ended September 30, 2016, related party notes payable totaling an aggregate of $123,000 were converted to the Company’s common stock by the note holders and a total of $131,500 of related party notes were settled as part of a settlement agreement.

Convertible notes payable with an aggregate principal balance of $850,000 and accrued interest of $59,205, were converted into 3,438,050 shares of the Company’s common stock during the year ended September 30, 2016.

Convertible notes payable to related parties with an aggregate principal balance of $450,000 and accrued interest of $32,058, were converted into 1,820,144 shares of the Company’s common stock during the year ended September 30, 2016.

On November 7, 2016, the two consultants agreed to convert a total of $300,000 of consulting fees earned in 2015 and 2016 into 3,033,574 shares of the Company’s common stock at a price of $0.10 per share.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended September 30, 2017 of approximately $9 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the issuance of these financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the continued development of the Product, as well as other general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	September 30, 2017	September 30, 2016
Current assets	$193,876	$123,896
Current liabilities	2,269,438	2,004,881
Working capital deficiency	$(2,075,562)	$(1,880,985)

The increase in current assets is mainly due to an increase in cash of $62,985 for the year ended September 30, 2017.  The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the issuance of new convertible debt during the year ended September 30, 2017.

Cash Flows

	Year Ended September 30,
	2017	2016
Net cash used in operating activities	$(342,050)	$(162,562)
Net cash provided by financing activities	405,035	286,007
Increase in cash	$62,985	$123,445

Operating Activities

Net cash used in operating activities was $342,050 for the year ended September 30, 2017, primarily due to the net loss of $1,755,867, offset by stock-based compensation issued for services and an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Net cash used by operating activities was $162,562 for the fiscal year ended September 30, 2016, primarily due to a net loss of $3,999,002 offset by stock-based compensation issued for services, an increase in accounts payable and accrued liabilities and accrued compensation to related parties, and the loss on settlement of debt and accounts payable of $1,428,097.

Financing Activities

For the fiscal year ended September 30, 2017, net cash provided by financing activities was $405,035, of which $350,035 was received from the sale of common stock, $55,000 was received from the issuance of convertible debt.

For the fiscal year ended September 30, 2016, net cash provided by financing activities was $286,007, of which $230,000 was received from the sale of common stock and $56,007 received from the issuance of notes payable to related parties.

Future Financing

We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements of equity and convertible debt that have enabled us to fund our operations, these funds have been largely utilized, and additional funds are needed for other corporate operational and working capital purposes.  However, not including funds needed to fund the growth of the Company or to pay down existing debt and trade payables, we anticipate that we will need to raise additional capital to cover all of our operational expenses over the next 12 months from the issuance of this report.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms.  If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Fair Value Measurement

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes and convertible notes payable.  The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.  The carrying amounts of these financial instruments approximate fair value due to their short-term nature.

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles.  The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.  The three-level hierarchy is defined as follows:

•	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.
•
Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the consolidated financial statement.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Research and development expenses

Research and development expenses are expensed as incurred and are primarily comprised of product development.

Warrants

The Company has issued warrants in connection with financing arrangements. Warrants that do not qualify to be recorded as permanent equity are recorded as liabilities at their fair value using the Black- Scholes option pricing model. Warrants that do qualify to be recorded as permanent equity are recorded based on the relative fair value of the instrument using the Black-Scholes option-pricing model. The relative fair value of the warrants is recorded in additional paid-in capital and as a debt discount.  For warrants issued for services, the relative fair value is recorded in additional paid-in capital and stock-based compensation.

Share-based compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards.  That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award.  The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. The Company’s estimates of these important assumptions are primarily based on third-party valuations, historical data, peer company data and the judgment of management regarding future trends and other factors.

Equity Instruments Issued for Services

Issuances of the Company’s common stock for services is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to employees and board members is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those financial reporting dates. Based on the applicable guidance, the Company records the compensation cost but treats forfeitable unvested shares as unissued until the shares vest.

Revenue Recognition

We recognize subscription revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Subscription revenue derived from direct sales to users is recognized on a straight-line basis over the duration of the subscription period. As of September 30, 2017 and 2016, deferred revenue was $0 as revenue collected was earned in the respective years.

Recent Accounting Standards

During the years ended September 30, 2017 and 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Accounting Pronouncements

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted.  The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”.  The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time).  The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606.  This guidance has no effective date as yet.  The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted.  Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.  For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met.  The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)”.  The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is still evaluating the impact of adopting this guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEADTRAINER, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HeadTrainer, Inc.

We have audited the accompanying consolidated balance sheets of HeadTrainer, Inc. and Subsidiary (the “Company” or “HeadTrainer Inc.”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows (“financial statements”) for each of the years in the two-year period ended September 30, 2017. HeadTrainer, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HeadTrainer, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3, the Company has an accumulated deficit of $9,336,112 as of September 30, 2017 and has suffered recurring losses from operations and has a net working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. If the Company is unable to successfully raise additional capital to satisfy the obligations, there could be a material adverse effect on the Company.

/s/ Friedman LLP

Marlton, New Jersey
March 20, 2018

HEADTRAINER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016

ASSETS

Current assets
Cash	$186,881	$123,896
Prepaid expenses	6,995	-
Total current assets	193,876	123,896

Equipment, net	1,170	3,427

Total assets	$195,046	$127,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,589,421	$1,420,366
Accrued compensation to related parties	298,966	310,295
Notes payable - related parties	112,959	104,980
Convertible notes payable	137,646	112,223
Convertible notes payable - related parties	130,446	57,017
Total current liabilities	2,269,438	2,004,881

Long-term convertible notes payable, net	214,840	-
Long-term convertible notes payable, related party	-	58,226
Total long-term liabilities	214,840	58,226

Total liabilities	2,484,278	2,063,107

Commitments and contingencies (note 14)

Stockholders' deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001; no shares outstanding	-	-

Common stock, 500,000,0000 shares authorized; par value $0.001; 86,726,967 and 40,689,486 shares issued and outstanding as of September 30, 2017 and 2016, respectively	86,727	40,689
Additional paid-in capital	6,960,153	5,603,772
Accumulated deficit	(9,336,112)	(7,580,245)
Total stockholders' deficit	(2,289,232)	(1,935,784)

Total liabilities and stockholders' deficit	$195,046	$127,323

The accompanying footnotes are an integral part of these consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016
Revenue	$-	$6,061

Operating expenses:

Research and development	227,286	51,308
Sales and marketing	600	119,922
General and administrative	1,633,047	2,313,683
(Gain) loss on debt and payable extinguishment	(139,267)	1,428,097
Total operating expenses	1,721,666	3,913,010

Loss from operations	(1,721,666)	(3,906,949)

Other expense:
Interest expense	34,201	92,053
	34,201	92,053

Net loss	$(1,755,867)	$(3,999,002)

Net loss per common share - basic and diluted	$(0.04)	$(0.19)
Weighted average shares outstanding - basic and diluted	48,365,895	21,169,078

The accompanying footnotes are an integral part of these consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, October 1, 2015	8,358,124	$8,358	$794,455	$(3,581,243)	$(2,778,430)

Common stock issued for cash	5,960,896	5,961	224,039	-	230,000

Stock based compensation	3,955,037	3,955	746,664	-	750,619

Stock based compensation - stock options	-	-	229,920	-	229,920

Shares issued for settlement of debt and payables	22,415,429	22,415	3,234,320	-	3,256,735

Issuance of warrants with debt (Note 11)	-	-	187,498	-	187,498

Issuance of warrants for services (Note 11)	-	-	186,876	-	186,876

Net loss	-	-	-	(3,999,002)	(3,999,002)

Balance, September 30, 2016	40,689,486	$40,689	$5,603,772	$(7,580,245)	$(1,935,784)

Common stock issued for cash	1,162,870	1,163	113,837	-	115,000

Common stock issued for cash - merger offering	10,353,967	10,354	224,681	-	235,035

Stock based compensation	7,614,070	7,614	514,279	-	521,893

Stock based compensation - stock options	-	-	420,830	-	420,830

Shares issued for settlement of debt and payables	3,033,574	3,034	296,966	-	300,000

Recapitalization as a result of reverse merger shares issued	23,873,000	23,873	(218,505)	-	(194,632)

Beneficial conversion feature on convertible debt	-	-	4,293	-	4,293

Net loss	-	-	-	(1,755,867)	(1,755,867)

Balance, September 30, 2017	86,726,967	$86,727	$6,960,153	$(9,336,112)	$(2,289,232)

The accompanying footnotes are an integral part of these consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

Cash flows used in operating activities:

Net loss	$(1,755,867)	$(3,999,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,257	2,452
Amortization of debt discount	596	-
Stock -based compensation	52,253	30,132
Stock -based compensation - related parties	890,470	1,137,283
(Gain) loss on settlement of debt and accounts payable	(139,267)	1,428,097
Accrued interest on notes payable	33,605	64,966
Changes in operating assets and liabilities:
Prepaid expenses	(6,995)	-
Accounts payable and accrued liabilities	385,477	1,002,053
Accrued compensation to related parties	195,421	171,457

Net cash used in operating activities	(342,050)	(162,562)

Cash flows from financing activities:

Proceeds from notes payable, related parties	-	56,007
Proceeds from convertible notes payable	50,000	-
Proceeds from convertible notes payable, related parties	5,000	-
Proceeds from sale of common stock	350,035	230,000

Net cash provided by financing activities	405,035	286,007

Increase in cash	62,985	123,445

Cash – beginning of period	123,896	451
Cash – end of period	$186,881	$123,896

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:	,	,
Debt and interest (non-convertible debt, related party) converted into common stock	$-	$254,500
Accounts payable settled for common stock	$100,000	$36,225
Accounts payable and accrued expenses settled for common stock - related parties	$200,000	$318,493
Debt and interest (convertible debt, related party) converted into common stock	$-	$486,466
Debt and interest (convertible debt) converted into common stock	$-	$920,452
Convertible notes and accounts payable assumed in merger Issuance of warrants in debt settlement	$194,632	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS

HeadTrainer, Inc. and Subsidiary (the “Company” or “We”), formerly known as TeleHealthCare, Inc. (“TeleHealthCare”), was incorporated under the laws of the State of Wyoming on December 10, 2012. Prior to the reverse merger described below, TeleHealthCare developed platforms in the telehealth industry. The first platform the Company developed was called CarePanda. CarePanda was set up as a division of TeleHealthCare. CarePanda is an online software that helps people, family members and caregivers manage, share and control their own, their family’s or their customers’ healthcare information.

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition will be merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (leaving approximately 23,873,000 shares remaining prior to the Merger), and the sale of approximately 10,353,967 shares at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, including assets and liabilities associated with CarePanda, with the Company assuming approximately $194,632 of remaining liabilities and changing the name of the newly merged company to HeadTrainer, Inc.

As a result of the Merger, each HeadTrainer shareholder received approximately 2.53 newly issued shares of TeleHealthCare for every 1 common share of HeadTrainer owned.

Prior to the consummation of the Merger, our former Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to (i) change our name to HeadTrainer, Inc.; (ii) to increase the number of our authorized shares of capital stock to 510,000,000 shares, of which 500,000,000 shares shall be common stock and 10,000,000 shares shall be blank check preferred stock; and (iii) to provide that the Company may take action without a meeting on the written consent of the holders of a majority of the shares entitled to vote at such meeting.

For accounting purposes, HeadTrainer will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of the Company. Accordingly, HeadTrainer’s assets, liabilities and results of operations will become the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations will be consolidated with HeadTrainer effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction.

As a result of the Merger with HeadTrainer, our business plan has shifted to mobile applications for athletes of all ages and all skill levels, designed to engage and improve cognitive abilities.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called HeadTrainer that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.

HeadTrainer, Inc.

HeadTrainer was incorporated in the state of North Carolina on May 13, 2014.  It subsequently changed its original name of Head Trainer, Inc. to HeadTrainer, Inc.

HeadTrainer was established to create, develop, promote, market, produce, and distribute online/mobile application cognitive training tools initially intended for the youth, millennial and adult sports markets.  The Corporation initially intends to outsource product manufacturing, distribution and the majority of its marketing efforts. The Corporation may work in conjunction with other organizations that provide computer programming, graphic design, and marketing expertise, and/or accomplish these same tasks in-house.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The Company has a September 30 year-end.
On August 28, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common on the basis of three (3) shares for one (1) new share.  Our shareholders approved the reverse split through a special meeting held on November 2, 2017.  As of the date of this filing, FINRA has not yet effected the reverse stock split. Our authorized common stock will remain unchanged with 500,000,000 shares of common stock. No fractional shares will be issued in connection with the reverse stock split. Additionally, the Board of Directors and shareholders approved the authorization of 10,000,0000 shares of blank check preferred stock with a par value of $0.001 per share.
No share or per share information included in these consolidated financial statements gives effect to the reverse split since it has not yet been effected by FINRA as of the date of this filing.
Basis of Consolidation

The consolidated financial statements include the accounts of HeadTrainer, Inc. and its wholly-owned subsidiary HeadTrainer, as of and for the years ended September 30, 2017 and 2016. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, valuation of shares for services and assets, deferred income tax asset valuations and loss contingencies.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There is no restricted cash or cash equivalents.

Revenue Recognition

We recognize subscription revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Subscription revenue derived from direct sales to users is recognized on a straight-line basis over the duration of the subscription period. As of September 30, 2017 and 2016, deferred revenue was $0.  There was no revenue for the year ended September 30, 2017.

Equipment

Equipment consists of computer equipment, and is recorded at cost, less accumulated depreciation.  Equipment is depreciated on a straight-line basis over its estimated life.  Computer equipment is depreciated over an estimate life of three years.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized. Changes in recognition and measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

Fair value

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable and convertible notes payable.  The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.  The carrying amounts of these financial instruments approximate fair value due to their short-term nature.

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles.  The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.  The three-level hierarchy is defined as follows:

•	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

•
Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Research and development expenses

Research and development expenses are expensed as incurred and are primarily comprised of product development.

Warrants

The Company has issued warrants in connection with financing arrangements. Warrants that do not qualify to be recorded as permanent equity are recorded as liabilities at their fair value using the Black- Scholes option pricing model. Warrants that do qualify to be recorded as permanent equity are recorded based on the relative fair value of the instrument using the Black-Scholes option-pricing model. The relative fair value of the warrants is recorded in additional paid-in capital and as a debt discount.   For warrants issued for services, the relative fair value is recorded in additional paid-in capital and stock-based compensation.

Share-based compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards.  That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award.  The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. The Company’s estimates of these important assumptions are primarily based on third-party valuations, historical data, peer company data and the judgment of management regarding future trends and other factors.

Equity Instruments Issued for Services

Issuances of the Company’s common stock for services is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to employees and board members is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those financial reporting dates. Based on the applicable guidance, the Company records the compensation cost but treats forfeitable unvested shares as unissued until the shares vest.

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed.  All other advertising and promotional costs are expensed in the period incurred.  Total advertising expense for the years ended September 30, 2017 and 2016 was $600 and $119,992, respectively.  The Company’s application was inactive and not sold during the year ended September 30, 2017.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year ended September 30,
	2017	2016

Convertible notes	12,214,236	466,471
Warrants	3,791,966	3,791,966
Potentially dilutive securities	16,006,202	4,258,437

Recent Accounting Pronouncements

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted.  Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.  For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met.  The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)”.  The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is still evaluating the impact of adopting this guidance.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - LIQUIDITY, UNCERTAINTIES AND GOING CONCERN

The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies.

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of approximately $9 million as of September 30, 2017, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

NOTE 4 –EQUIPMENT

The Company’s equipment consists of the following:

	September 30, 2017	September 30, 2016

Computer equipment	$7,351	$7,351
	7,351	7,351
Less: accumulated depreciation	(6,181)	(3,924)
	$1,170	$3,427

Depreciation expense was $2,257 and $2,452 for the years ended September 30, 2017 and 2016, respectively.

NOTE 5 - RELATED PARTIES

In June 2014, the Company entered into an agreement with HIP, LLC (“HIP”), a company owned by the Company’s Chairman. Per the agreement, in exchange for the intellectual property consisting of certain patents and trademarks, the Company is to pay HIP periodic royalty payments equal to 1.75% of the revenue derived from the sale of any product incorporating the intellectual property.

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of September 30, 2017 and 2016.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company to collect the unpaid severance payment, promissory note, and royalties, as the amounts remain unpaid as of September 30, 2017 and included in accrued liabilities on the accompany consolidated balance sheets.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founder to serve as Chairman of the Board of Directors (the “Former Chairman”).   The agreement has a term of seven years, renewable in two-year increments upon the approval of the Board of Directors of the Company and provides for an annual salary of $150,000.  Additionally, the agreement includes compensation of .0125% of gross revenue after successful launch of the Company’s product, subject to approval by the board of directors.  During the year ended September 30, 2017, the Former Chairman and the Company entered into a deferred salary conversion agreement, whereby the Former Chairman agreed to convert a total of $131,000 of unpaid salary, consisting of $62,500 and $68,500 earned for the years ended September 30, 2017 and 2016, respectively, into 1,139,480 shares of the Company’s common stock.  As of September 30, 2017 and 2016, $80,250 and $75,250, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On February 4, 2016, four related party noteholders agreed to convert an aggregate of $123,000 of 0% interest, unsecured notes payable into an aggregate of 1,243,765 shares of common stock at a price of $0.10 per share.

On May 15, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CEO, Mr. Robert Finigan, terminating by either party upon 60 day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CEO shall begin receiving a salary of $100,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CEO shall begin receiving a salary of $200,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,500,000 stock options of the pre-Merger HeadTrainer, Inc. common stock at a price of $0.051 per share and a fair value of $371,858. The options became fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 11). These options were cancelled on the Merger date.  Accrued salary under this agreement was $21,352 and $9,600 as of September 30, 2017 and 2016, respectively, and is included in accrued compensation to related parties on the accompanying balance sheet.   On May 19, 2017, the Company granted 1,011,191 shares with a value of $100,000 in lieu of salary under this agreement, of which $37,808 and $62,192 were earned and included in stock-based compensation – related party for the years ended September 30, 2017 and 2016, respectively.

On May 27, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CTO, terminating by either party upon 60 day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CTO shall begin receiving a salary of $75,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CTO shall begin receiving a salary of $150,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,125,000 stock options of the pre-Merger HeadTrainer, Inc. common stock at a price of $0.051 per share.  The options become fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 11).  These options were cancelled on the Merger date.  On May 27, 2017, the Company granted 758,393 shares with a value of $75,000 in lieu of salary under this agreement, of which $25,890 and $49,110 were earned and included in stock-based compensation – related party for the year ended September 30, 2017 and 2016, respectively.  The CTO resigned in August 2017.

During the year ended September 30, 2016, the Company’s former interim CEO was granted 189,598 shares of common stock for services as a price of $0.10 per shares.

On November 30, 2016, the Company granted 1,263,989 shares of common stock at $0.10 per share, with a total value of $125,000, to the Company’s former Chairman of the Board for services pursuant to his amended employment agreement dated April 22, 2015.

On September 15, 2017, we entered into an employment agreement with Mr. Robert Finigan as our Chairman and Chief Executive Officer.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock, with a fair value of $22,700, that vests as to 125,000 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.

On September 15, 2017, we entered into an employment agreement with Mr. Maurice Durschlag as our Chief Marketing Officer.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Durschlag was also granted 1,000,000 shares of the Company’s common stock, with a fair value of $22,700, that vests as to 125,000 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Durschlag also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Durschlag is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.

As of September 30, 2017 and 2016, an additional $47,364 and $75,445, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying balance sheet.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016

Accounts payable	$363,527	$462,484
Accrued consulting and brand endorsement fees	1,161,249	935,082
Accrued other	64,645	22,800
	$1,589,421	$1,420,366

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Current related party notes payable are as follows at September 30, 2017 and 2016, respectively:

	September 30, 2017	September 30, 2016

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of September 30, 2017.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	10,959	2,980
	$112,959	$104,980

Interest expense related to these notes for the years ended September 30, 2017 and 2016 was $7,979 and $2,980, respectively.

During the year ended September 30, 2016, related party notes payable totaling an aggregate of $123,000 were converted to the Company’s common stock by the note holders and a total of $131,500 of related party notes were settled as part of a settlement agreement with SSG.  See Note 10.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at September 30, 2017 and 2016, respectively:

	September 30, 2017	September 30, 2016

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $0.49 per share. This note is in default as of September 30, 2017 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0227 per share.	10,000	-

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0205 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $25,161 as of September 30, 2017. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger.	214,840	-

	324,840	100,000

Accrued interest	27,646	12,223
	352,486	112,223
Less current portion	(137,646)	(112,223)
Long-term convertible notes payable, net	$214,840	$-

Interest expense related to these notes for the years ended September 30, 2017 and 2016 was $15,424 and $39,308, respectively.   Amortization of the debt discount was $596 and $0 for the years ended September 30, 2017 and 2016, respectively, and included in interest expense for each period on the accompanying consolidated statement of operations.

Convertible notes payable with an aggregate principal balance of $850,000 and accrued interest of $59,205, were converted into 3,438,050 shares of the Company’s common stock during the year ended September 30, 2016 resulted in a loss of $100,092, which is reflected in loss on debt and payable settlements in the accompanying statement of operations.

NOTE 9 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at September 30, 2017 and 2016, respectively:

	September 30, 2017	September 30, 2016

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $0.49 per share. This note is in default as of September 30, 2017 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $0.49 per share, currently in default.	50,000	50,000

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0227 per share.	5,000	-
	105,000	100,000
Accrued interest	25,446	15,243
	130,446	115,243
Less current portion	(130,446)	(57,017)
Long-term convertible notes payable, related parties	$-	$58,226

Interest expense related to these notes for the years ended September 30, 2017 and 2016 was $10,203 and $25,658, respectively.

Convertible notes payable to related parties with an aggregate principal balance of $450,000 and accrued interest of $32,058, were converted into 1,820,144 shares of the Company’s common stock during the year ended September 30, 2016 resulted in a loss of $52,990, which is reflected in loss on debt and payable settlements in the accompanying statement of operations.

NOTE 10 – COMMON STOCK

On May 13, 2014, the Company filed its Articles of Incorporation with the State of North Carolina Secretary of State giving it the authority to issue 10,000,000 common shares, with no par value.  On February 3, 2016, the majority voting common shareholders approved the amendment of the Company’s articles of incorporation in order to increase its authorized common stock from 10,000,000 shares to 25,000,000 shares.

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition will be merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (leaving approximately 24,000,000 shares remaining prior to the Merger), and the sale of approximately 10,000,000 shares at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, including assets and liabilities associated with CarePanda, with the Company assuming approximately $195,000 of remaining liabilities and changing the name of the newly merged company to HeadTrainer, Inc.  All TeleHealthCare stock options or warrants expired by September 30, 2017.  Warrants to purchase an aggregate of 1,500,000 shares of common stock remain from HeadTrainer, with a total of 2,625,000 HeadTrainer stock options cancelled (See Note 11).

As a result of the Merger, each HeadTrainer shareholder received approximately 2.53 newly issued shares of TeleHealthCare for every 1 common share of HeadTrainer owned.

Concurrent with Merger, our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to (i) change our name to HeadTrainer, Inc.; (ii) to increase the number of our authorized shares of capital stock to 510,000,000 shares, of which 500,000,000 shares shall be common stock and 10,000,000 shares shall be blank check preferred stock; and (iii) to provide that the Company may take action without a meeting on the written consent of the holders of a majority of the shares entitled to vote at such meeting.

Transactions during the year ended September 30, 2016:

On February 4, 2016, four related party noteholders agreed to convert an aggregate of $123,000 of 0% interest, unsecured notes payable into an aggregate of 1,243,765 shares of common stock at a price of $0.10 per share.

On February 4, 2016, fourteen convertible noteholders agreed to convert an aggregate of $1,300,000 of 10% interest, convertible notes payable, out of which a total of $450,000 are related party notes payable, into an aggregate of 5,258,194 shares of common stock at a price of $0.25 per share and settle accrued interest of $106,918.  The stated conversion rate in the notes was $0.49 per common share, thus company recognized a loss on settlement of $153,082 to reflect the fair value of additional shares issued as a result of agreeing to the lowered conversion rate of $0.25 per share.

During the year ended September 30, 2016, the Company’s former interim CEO was granted 189,598 shares of common stock for services as a price of $0.10 per shares.

During the year ended September 30, 2016, the Company’s Chairman of the Board agreed to convert $68,500 of deferred salary earned in 2015 and 2016 into 692,666 shares of the Company’s common stock at a price of $0.10 per share.

During the year ended September 30, 2016, the Company’s president earned 382,313 shares of common stock at $0.10 per share, with a total value of $37,808 for services pursuant to his amended employment agreement dated May 16, 2016.

During the year ended September 30, 2016, the Company’s CTO earned 261,802 shares of common stock at $0.10 per share, with a total value of $25,890 for services pursuant to his amended employment agreement dated May 27, 2016.

On April 22, 2016, the Company entered into an agreement with NUWA Consulting Group (“NUWA”), pursuant to which NUWA paid $30,000 for 2,003,296 shares valued at $0.11 and 750,000 warrants with 10-year term and exercise price stated as $5 million divided by the number of the Company’s outstanding shares ($0..23) (See Note 11). The agreement has an anti-dilution clause noting that NUWA should retain an ownership percentage of 10% of the outstanding shares of the Company until the Company completes an equity or debt offering of a minimum of $250,000; anti-dilution clause resulted in issuance of additional 2,201,869 shares (1,935,218 shares as of September 30, 2016, with an additional 266,651 shares during the year ended September 30, 2017). Excess of the fair value of the instruments issued over the consideration paid by NUWA of $572,739 was recognized as compensation. The Company additionally entered into a consulting agreement with NUWA, according to which the Company paid 2,527,978 shares, valued at $0.10 per share, vested at the grant date.

On May 16, 2016, the Company entered into a debt restructure and conversion agreement with Signature Sports Group, Inc. (SSG). Per the agreement, SSG agreed to forbear on the collection of the Company’s outstanding debts of $231,500 and accounts payable of $249,853. In return, the Company agreed to (a) issue 15,167,868 shares to SSG in connection with the conversion of the outstanding debt, (b) grant SSG a warrant to purchase up to 750,000 shares of common stock, and (c) make a $100,000 payment on the outstanding debts to SSG in the form of a note payable.  The excess of the fair value of the instruments issued over the liabilities settled of $1,306,070 was recognized as a loss on settlement.

On June 1, 2016, the Company granted 165,656 shares of common stock to a consultant for services at a price of $0.10 per share with a fair value of $16,382.

In June and July of 2016, the company sold a total of 2,022,382 shares to an accredited investor at a price of $0.10 per share, for total proceeds of $200,000.

On July 27, 2016, the Company granted 18,960 shares of common stock at $0.10 per share, with a total value of $1,875, to a vendor in settlement of accounts payable, resulting in a gain on settlement of accounts payable of $10,000.

On July 27, 2016, the Company granted 33,976 shares of common stock at $0.10 per share, with a total value of $3,360, to a vendor in settlement of accounts payable resulting in a gain on settlement of accounts payable of $20,990.

During the year ended September 30, 2016, the Company granted 212,809 shares of common stock to directors for services at a price of $0.10 per share with a fair value of $21,045.

During the year ended September 30, 2016, the Company granted 214,878 shares of common stock to medical advisors for services at a price of $0.10 per share with a fair value of $21,250.

Transactions during the year ended September 30, 2017:

On November 7, 2016, the two consultants agreed to convert a total of $300,000 of consulting fees earned in 2015 and 2016 into 3,033,574 shares of the Company’s common stock at a price of $0.10 per share.

On November 30, 2016, the Company granted 1,263,989 shares of common stock at $0.10 per share, with a total value of $125,000, to the Company’s former Chairman of the Board for services pursuant to his amended employment agreement dated April 22, 2015.

In January of 2017, the company received $25,000 from an accredited investor for 252,798 shares of the Company’s common stock at a price of $0.10 per share.

In February of 2017, the Company received $50,000 from an accredited investor for 505,596 shares of the Company’s common stock at a price of $0.10 per share.

In May of 2017, the Company received an aggregate of $40,000 from two accredited investors for 404,476 shares of the Company’s common stock at a price of $0.10 per share.

In August and September of 2017, the Company received an aggregate of $235,035 from accredited investors for 10,353,967 shares of the Company’s common stock at a price of $0.0227 per share.

During the year ended September 30, 2017, the Company’s Chairman of the Board agreed to convert $62,500 of deferred salary earned in 2016 into 631,994 shares of the Company’s common stock at a price of $0.10 per share.

During the year ended September 30, 2017, the Company’s president earned 628,878 shares of common stock at $0.10 per share, with a total value of $62,192 for services pursuant to his amended employment agreement dated May 16, 2016.

During the year ended September 30, 2017, the Company’s CTO earned 496,592 shares of common stock at $0.10 per share, with a total value of $49,110 for services pursuant to his amended employment agreement dated May 27, 2016.

During the year ended September 30, 2017, the Company’s Chief Marketing Officer earned 315,997 shares of common stock at $0.0227 per share, with a total value of $2,838 for services pursuant to his employment agreement dated September 15, 2017.

During the year ended September 30, 2017, the Company’s CEO earned 317,997 shares of common stock at $0.0227 per share, with a total value of $2,838 for services pursuant to his employment agreement dated September 15, 2017. Additionally, the CEO was granted 1,895,983 shares of common stock with a value of $0.0227 per share ($17,025 total) pursuant to the change of control clause in the CEO’s previous employment agreement dated June 16, 2017.

During the year ended September 30, 2017, a total of 1,231,298 common shares were earned by directors for services at a fair value of $121,767, or $0.10 per share.

During the year ended September 30, 2017, a total of 566,689 shares were earned by consultants and medical advisors for consulting services with an aggregate fair value of $52,253.

During the year ended September 30, 2017, the Company granted NUWA an additional 266,651 shares with a fair value of $26,370, or $0.10 per share, under their non-dilution clause included in the April 22, 2016 agreement.  No further non-dilution shares are due under the agreement.

NOTE 11 - STOCK OPTIONS AND WARRANTS

As of September 30, 2017, the Company had no stock options and 3,791,966 warrants outstanding.

On April 21, 2016, the Company issued a warrant for 1,895,983 shares of common stock to NUWA Consulting Group pursuant to their agreement to purchase of shares (see Note 10).  The warrants have a 5-year term and exercise price of $0.07.  The fair value of the warrants of $186,876 is reflected in additional paid-in capital and stock-based compensation for the year ended September 30, 2016. The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 1.93 percent, and annualized volatility of 274%. These warrants were not converted in the Merger and remain outstanding.

On May 18, 2016, the Company issued a warrant for 1,895,983 shares of common stock under a Debt Restructure and Conversion Agreement with a consultant (see Note 10).  The warrants have a 10-year term and an exercise price of $0.07 .  The fair value of the warrants of $187,498 is reflected in additional paid-in capital and loss on debt settlement for the year ended September 30, 2016. The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, contractual term of 10 years, risk free rate of 2.45 percent, and annualized volatility of 277%. These warrants were not converted in the Merger and remain outstanding.

On May 15, 2016, the Company granted 1,500,000 stock options to the Company’s president under the terms of his employment agreement (see note 5).  The agreement allowed for the cashless exercise of 1,500,000 stock options at a price of $0.023 per share.  The options become fully vested on May 31, 2017 and may be exercised between May 31, 2017 and May 31, 2022.  Total expense related to these options was $237,168 and $134,688 for the years ended September 30, 2017 and 2016 respectively, with $0 unrecognized cost related to the stock options remaining.  The Company valued the options using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 3.5 years, risk free rate of 1.47 percent, a forfeiture rate of 0%, and annualized volatility of 247%.  These options were cancelled upon the Merger.

On May 27, 2016, the Company granted 1,125,000 stock options to the Company’s chief technology officer under the terms of his employment agreement (see note 5).  The agreement allowed for the cashless exercise of 1,500,000 stock options at a price of $0.023 per share.  The options become fully vested on May 31, 2017 and may be exercised between May 31, 2017 and May 31, 2022.  Total expense related to these options was $183,662 and $95,232 for the years ended September 30, 2017 and 2016, respectively, with $0 unrecognized cost related to the stock options remaining.  The Company valued the options using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 3.5 years, risk free rate of 1.47 percent, a forfeiture rate of 0%, and annualized volatility of 247%.  These options were cancelled upon the Merger.

NOTE 12 – CONCENTRATIONS

Significant Customers

The Company has standard licensing agreement with two customers, Apple and Google, that accounted for 100% of revenues for the year ended September 30, 2016 as the Company deployed its mobile device application through Apple’s iTunes App Store and Google Play’s Android store.  The Company’s application was inactive during the year ended September 30, 2017 and had no revenues.

NOTE 13 – OPERATING LEASE

From May 2014 through July 2016, the Company had a month-to-month office lease for an office space with a monthly base rate of $870 per month.  The Company owes $3,869 for past due payments under this lease as of September 30, 2017, which it has agreed to pay over monthly installments through May 2018.  The Company did not lease office space from August 2016 through July 2017.

The Company entered into a lease agreement for office space in August 2017 for a total monthly rental of $1,995 and a term of 24 months.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually.  The agreements have a ten-year term and provide for one-year extensions by agreement of both parties.  The future compensation to brand ambassadors is $1,450,000, to be earned during the period from October 1, 2017 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross subscription revenue received by the Company for all non-US subscriptions.  Accrued royalties under these agreements were not material as of September 30, 2017 or 2016.  Total accrued expense under these agreements was $250,000 and $350,000 respectively, as of September 30, 2017 and 2016, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of September 30, 2017. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete.  Accrued royalties under these agreements were not material as of September 30, 2017 or 2016.  Total accrued expense related to these agreements was $775,000 and $463,333 as of September 30, 2017 and 2016, respectively.  All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company's Founder as disclosed in Related Party footnote.

The Company is to pay commissions to Apple and Google in consideration for services as the Company's agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user.  The Company’s application was inactive during the year ended September 30, 2017.

On September 30, 2016, the Company entered into a services agreement with a service provider for a development project payable in installments upon completion of certain milestones.  The Company incurred $203,500 of expense related to the project which is included in research and development expense for the year ended September 30, 2017.

NOTE 15 - INCOME TAXES

As of September 30, 2017, the Company had federal and state net operating loss carryforwards of approximately $5 million available to reduce future years’ taxable income through 2037.  Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.   Deferred tax assets are established using the U.S. federal statutory tax rate of 34.0% and a state tax rate, net of federal benefit, of 2.6%.

Income tax expense attributable to pretax loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	For the Year Ended
	September 30, 2017	September 30, 2016

Computed “expected” tax expense	$(597,000)	$(1,360,000)
Increase (reduction) in income tax resulting from:
Change in valuation allowance	330,000	420,000
State taxes, net of federal benefit	(46,000)	(106,000)
Non-deductible losses and expenses	313,000	1,046,000

Total income tax	$-	$-

The components of the deferred tax asset and the amount of the valuation allowance are as follow:

	September 30, 2017	September 30, 2016
Deferred tax asset attributed to:
Net operating losses	$1,980,000	$1,650,000
Less, valuation allowance	(1,980,000)	(1,650,000)
Net deferred tax assets	$-	$-

The increase in the valuation allowance of approximately $330,000 during the year ended September 30, 2017 primarily represents the benefit of the change in net operating loss carry-forwards during the period.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as define by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to determine whether a change of control has occurred or whether there have been multiple changes of control due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The statute of limitations for assessment by the Internal Revenue Service, or the IRS, and state tax authorities is open for tax years since inception for federal and state tax purposes. The Company files income tax returns in the U.S. federal and North Carolina state jurisdictions. There are currently no federal or state audits in progress.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company is currently examining certain aspects of the Act as it relates our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts in periods subsequent to December 31, 2017.

NOTE 16 – SUBSEQUENT EVENTS

On October 2, 2017, the Company received proceeds of $60,000 from an accredited investor for the sale of 2,643,172 shares of the Company’s common stock at a price of $0.0227 per share.

On January 10, 2018, the Company received aggregate proceeds of $60,000 from two investors for the sale of a total of 600,000 shares of the Company’s common stock at a price of $0.10 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm

On December 11, 2017, TAAD, LLP (“TAAD”) was dismissed as the independent registered public accounting firm of HeadTrainer, Inc., f/k/a TeleHealthCare, Inc. (the “Company”).  The Company’s Board of Directors and audit committee approved the dismissal of TAAD.

TAAD’s reports on the Company’s financial statements for the years ended September 30, 2016 and 2015, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended September 30, 2016 and 2015, and through August 18, 2017, there were no disagreements with TAAD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TAAD, would have caused it to make reference thereto in connection with its reports on the financial statements for such years.  During the years ended September 30, 2016 and 2015, and through August 18, 2017, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided TAAD with a copy of the foregoing disclosures and requested TAAD to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not TAAD agrees with the disclosures.  A copy of TAAD’s letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) New Independent Registered Public Accounting Firm

On December 14, 2017, the Company’s Board of Directors, acting in the capacity of an audit committee, engaged Friedman LLP (“Friedman”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements.  During the Company’s fiscal years ended September 30, 2016 and 2015, and through December 14, 2017, neither the Company, nor anyone acting on its behalf, consulted with Friedman regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Friedman concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, Robert Finigan, who is our Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which currently consists of Robert Finigan serving as our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments.  Our management concluded, as of September 30, 2017, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of September 30, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i)          Lack of Formal Policies and Procedures.  We utilize a third party independent contractor for the preparation of our consolidated financial statements.  Although the consolidated financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii)         Audit Committee and Financial Expert.  We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(iii)        Insufficient Resources.  We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)        Entity Level Risk Assessment.  We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our management feels the weaknesses identified above have not had any material effect on our financial results.  However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

As a result of the Merger on September 11, 2017, the Company had a change in all officers, directors, and internal control systems over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.  Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers.  Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since
Robert Finigan	42	Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	September 11, 2017

Maurice E. Durschlag	54	Director	September 11, 2017

The Board of Directors is comprised of only one class.  Our directors serve for a term of one year and until their successor(s) are elected at the Company’s annual shareholders meeting and are qualified, subject to removal by the Company’s shareholders.  Our sole executive officer, Mr. Finigan, serves at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our sole officer and directors includes their experience, qualifications, attributes, and skills necessary for him to serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of our directors and sole executive officer of the Company.

Robert Finigan – Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Mr. Finigan has more than 20 years developing international brand strategies for retail, sports, gaming and technology brands.  Mr. Finigan has extensive experience with corporate strategy, branding, digital, marketing, and product development.  He served as the Chief Executive Officer of HeadTrainer, Inc. from May 2016 through the Merger date of September 11, 2017, and now serves as Chairman of the Board, CEO, and CFO of the post-Merger HeadTrainer.  From October, 2012 to December, 2016, he served as both Chief Branding Officer and Global Chief Marketing Officer of private-equity backed Modere, a global health and wellness brand.  As Chief Marketing Officer, he led a global transformation and rebranding effort, while playing a key force in driving growth objectives.  Prior to Modere, from January 2012 to May 2013, he served as Executive Vice President at Mood Media (TSX:MM), a provider of Experience Design solutions with more than 500,000 active client locations around the globe utilizing its digital media and content.  He was the founder, Chief Experience Officer/Creative Director of ettaingroup, Vice President at Bank of America, and has held various executive leadership roles in agencies, design firms, start-ups and new venture development concepts through his firm, Black Labs Ventures LLC.

We believe that Mr. Finigan’s significant experience relating to operational management and the public markets and his years of involvement with our company, makes him suitable to serve as a director of our company.

Maurice Durschlag – Director

Mr. Maurice E. (Hank) Durschlag has served as the Chairman of the Board of Directors of HeadTrainer, Inc. since September 11, 2017 (post-Merger).  Mr. Durschlag founded HeadTrainer, Inc. in May 2014 and served as its Chairman through the September 11, 2017 Merger date.  Mr. Durschlag is the Founder of FUSE Science, LLC (“FUSE”), and served as its President from November 2009 to April 2011.  From April 2006 to November 2009, Mr. Durschlag served as Chief Executive Officer and Chief Financial Officer for HealthSport, Inc. Mr. Durschlag was a founding partner of GlucoTec, Inc. (n/k/a Glytec) a developer and manufacturer of software related to intravenous dosing of medications (insulin) and other fluids used to manage hypoglycemia and hyperglycemia in acute care settings, and from 2006 to 2007, Mr. Durschlag served as CEO for GlucoTec, Inc.  Mr. Durschlag founded Maxx Motorsports, LLC (“Maxx”) a motorsports marketing and research & development company and from 1999 to 2005, Mr. Durschlag served as Maxx’s President.  From 1995 to 2000, Mr. Durschlag served as Vice President of Sales and Marketing for Diabetes Management Services, Inc. (“DMS”), a national diabetes products and service company with treatment modules focusing on acute care, and diabetes & pregnancy.  From 1999 to 2000, Mr. Durschlag also served as a member of the Board of Directors of DMS.  From 1986 to 1987, Mr. Durschlag served with the United States Army, 106th Military Intelligence Battalion, at Fort Richardson, Alaska. Mr.  Durschlag is a Graduate of California University of Pennsylvania, California, PA, where he earned his Bachelor’s Degree in Business Administration in 1989.  Mr. Durschlag is also a Graduate of Clemson University, Clemson, SC, where he earned his Master’s Degree in Business Administration in 1992.  Mr. Durschlag co-authored various patent applications, including (i) “Composition for the Transdermal Delivery of Bioactive Agents,” (ii) “Process for Electronically Bonding Molecules to Increase Dermal and Mucosal Tissue Absorption Characteristics,” (iii) “Edible Film for Transmucosal Delivery of Nutritional Supplements,” and (iv) “Systems and Methods for Accessing Diabetic Conditions.”

Family Relationships

There are no other family relationships between or among any of our directors and executive officer and any incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meeting in the fiscal year-ended September 30, 2017.  Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by all directors and filed with the minutes of the Company.

Due to the limited size of our Board of Directors, we do not currently have a standing Audit or Compensation Committee.  We hope to appoint new directors in the near future, however, and expect to re-establish both an Audit Committee and Compensation Committee promptly thereafter.

Board Nominations and Appointments

In considering whether to nominate any particular candidate for election to the Board of Directors, we will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our stockholders.  The Board of Directors plans to evaluate biographical information and interview selected candidates in the next fiscal year and also plans to consider whether a potential nominee would satisfy the listing standards for “independence” of The Nasdaq Stock Market and the SEC’s definition of “audit committee financial expert.”  The Board of Directors does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regard to the consideration of director candidates recommended by our stockholders, however, stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to Mr. Robert Finigan, CEO, HeadTrainer, Inc., 1800 Camden Road, #107-196, Charlotte, NC  28203.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.”  All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number.  The name of any specific intended recipient should be noted in the communication.  We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of Directors

We have historically compensated directors with shares of common stock for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company.  This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability.  Each director and executive officer must comply with the letter and spirit of this Code.  We have also adopted a Code of Ethics for Financial Executives applicable to our Chief Executive Officer and senior financial officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.  We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics and our Code of Ethics for Financial Executives by filing a Form 8-K or by posting such information on our website.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2017, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended September 30, 2017 and 2016 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.  There were no executive officers of the Company whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name/ Principal Position	Year	Salary	Option Award	All Other Compen- sation	Total Compen- sation
Robert Finigan (1)	2017	$21,040	$-	$139,022	$160,062
Chief Executive Officer	2016	$5,592	$-	$51,041	$56,633

Maurice Durschlag (2)	2017	$5,000	$-	$263,038	$268,038
Chief Marketing Officer	2016	$150,000	$-	$-	$150,000

Derek Cahill (3)	2017	$90,000	$-	$-	$90,000
Chief Executive Officer	2016	$45,000	$-	$-	$45,000

James Donahue (4)	2017	$-	$-	$-	$-
Chief Financial Officer	2016	$-	$-	$12,500	$12,500

(1)
Mr. Finigan was appointed as Chief Executive Officer of HeadTrainer, Inc. on May 15, 2016.  Total compensation does not include value of 1,500,000 options granted on May 15, 2016 which were cancelled at the September 11, 2017 Merger date.

(2)	Mr. Durschlag was appointed as Marketing Officer of HeadTrainer, Inc. on September 15, 2017 and previously served as the Chairman of the Board of HeadTrainer in 2016 and 2017.

(3)	Mr. Cahill accrued salary of $45,000 for his services as the president of TeleHealthCare, Inc., which he has forgiven the Company as part of the Merger.

(4)	Mr. Donahue received 1,500,000 shares of common stock of the Company for services as Chief Financial Officer. The Company valued these shares at $12,500.

Employment Agreements

Robert Finigan – Chief Executive Officer

On September 15, 2017, we entered into an employment agreement with Mr. Robert Finigan as our Chairman and Chief Executive Officer.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock that vests as to 125,000 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.

Prior to the Merger, Mr. Finigan was issued a total of 3,703,492 shares of HeadTrainer common stock under his employment agreements to serve at CEO, and including shares granted for director’s compensation.  Additionally, he was issued stock options to purchase up to 1,500,000 shares of common stock which were cancelled on the September 11, 2017 Merger date.

Maurice Durschlag

On September 15, 2017, we entered into an employment agreement with Mr. Maurice Durschlag as our Chief Marketing Officer.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Durschlag was also granted 1,000,000 shares of the Company’s common stock that vests as to 125,000 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Durschlag also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Durschlag is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.

Prior to the Merger, Mr. Durschlag was issued 2,527,978 founder’s shares when he founded the Company in May 2014 and was issued an additional 3,157,450 shares of HeadTrainer common stock under his employment agreements to serve as Chairman of the Board, including his election to convert certain unpaid salary to stock.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.  Our sole executive officer and each of our directors have neither received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation to them.

Equity Compensation Plans

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of September 30, 2017.  There were no exercises of options by executives or directors in the year ended September 30, 2017.  No additional stock vested under previously issued options, except as noted below.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Robert Finigan, CEO and Director (1)	-	-	-	-	-	1,000,000	$22,700	-	-
Maurice E. Durschlag, CMO and Director	-	-	-	-	-	1,000,000	$22,700	-	-

(1)
On May 15, 2016, Mr. Finigan was granted options to purchase 1,500,000 shares of HeadTrainer, Inc (pre-Merger, private company) common stock at an exercise price of $0.0501 per shares, that expire on May 31, 2022.  The options were cancelled at the Merger date on September 11, 2017.

Equity Compensation Plan Information and Issuances

Our current policy is that all full time key employees are considered annually for the possible grant of stock options, depending upon employee performance.  The criteria for the awards are experience, uniqueness of contribution to our business and the level of performance shown during the year.  Stock options are intended to generate greater loyalty and help make each employee aware of the importance of their business success of the Company.  We currently have no outstanding equity compensation plan in place for the Company.  All options previously granted were out of plan options.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the fiscal year ended September 30, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Finigan	-	$34,267	-	-	-	-	$34,267
Maurice Durschlag	-	$50,000	-	-	-	-	$50,000

Our directors receive reimbursement for reasonable out of pocket expenses in attending Board of Directors’ meetings and for promoting our business.  From time to time we may the to perform services on our behalf.  Mr. Finigan receives compensation for his services as an executive officer of the Company, but not as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, as of March 20, 2018, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of March 20, 2018, there were 89,970,139 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling stockholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose.  In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (4) & (5)	Percent of Class
Common Stock	Steve Hall(1) 1300 S. Mint St #405, Charlotte, NC 28203	18,201,454 Direct	18.1%
Common Stock	Devin Bosch(2) 101 Montgomery, Suite 2650, San Francisco, CA 94104	16,129,132 Direct	15.8%
Common Stock	Maurice Durschlag 1800 Camden Road, #107-196, Charlotte, NC 28203	6,060,428 Direct	6.3%
Common Stock	Total Beneficial Holders as a Group	40,391,014 Direct	40.2%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(4) (5)	Percent of Class
Common Stock	Robert Finigan	4,078,492 Direct (3)	4.1%
Common Stock	Maurice E. Durschlag	6,060,428 Direct (3)	6.3%
Common Stock	Directors & Executive Officers as a group (2 persons)	10,138,920 Direct	10.4%

Notes

(1)	Includes warrants to purchase 1,895,983 shares of common stock. Mr. Hall is an affiliate of Signature Sports Group, Inc.

(2)	Includes warrants to purchase 1,895,983 shares of common stock. Mr. Bosch is an affiliate of NUWA Group, LLC, of which Mr. Kevin Fickle is a member and shares owned are included in total.

(3)	Includes vested stock awards of 375,000 shares of common stock under Employment agreement dated September 15, 2017.

(4)	The beneficial owner has sole voting and investment power with respect to the shares shown.

(5)	All ownership is beneficial and of record, unless indicated otherwise.

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of September 30, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

Director Independence

Our Board of Directors consists of two directors, Mr. Maurice Durschlag and Mr. Robert Finigan, one of which, Mr. Robert Finigan, is also our sole executive officer.  Our securities are quoted on the OTC Markets Group, Pink Tier, which does not have any director independence requirements.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.  Based on these standards, we have determined that both of our directors are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective December 11, 2017, TAAD, LLP (“TAAD”) was dismissed as our independent registered public accounting firm.  On December 14, 2017, we engaged Friedman LLP (“Friedman”) as our new independent registered public accounting firm.  The following table sets forth the fees billed to the Company for professional services rendered by TAAD and Friedman, respectively, for each of the years ended September 30, 2017 and 2016:

	Friedman		TAAD
Services	2017	2016	2017	2016
Audit fees	$35,000	$20,000	$4,500	$8,280
Audit-related fees	-	-	-	-
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total fees	$35,000	$20,000	$4,500	$8,280

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended September 30, 2017 and 2016 were for professional services rendered by Friedman and TAAD for the audits of our financial statements in our Annual Report on Form 10-K and the review of our financial statements included in our quarterly reports on Form 10-Q.

Audit-related Fees

The aggregate audit-related fees billed for the fiscal years ended September 30, 2017 and 2016 were for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  There were no such services provided by Friedman or TAAD during the respective periods.

Tax and Other Fees

The aggregate tax and other fees billed for the fiscal years ended September 30, 2017 and 2016 were for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.  There were no such services provided by Friedman or TAAD during the respective periods.

Pre-Approval Policies and Procedures

We do not have an audit committee.  Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants.  For audit services, each year the independent auditor provides our Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board of Directors before the audit commences.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among TeleHealthCare, Inc. (the “Company”), HeadTrainer, Inc. and HT Acquisition Corp. (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
4.1	Form of Series A Convertible Debenture (1)
10.1	Form of Subscription Agreement for Series A Convertible Debenture (1)
10.2	Form of Subscription Agreement for Common Stock (1)
10.3	Form Note Agreement (2)
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
32.1 32.2	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2017.
(2)	Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEADTRAINER, INC.

By: /s/ Robert Finigan
Robert Finigan
Chief Executive Officer (Principal Executive Officer)

Date: March 20, 2018

By: /s/ Robert Finigan
Robert Finigan
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Finigan	Chairman of the Board of Directors	Date: March 20, 2017
Robert Finigan

/s/ Maurice Durschlag	Director	Date: March 20, 2017
Maurice Durschlag