Form 10-Q
period 2017-12-31
TeleHealthCare, Inc.
filed 2018-05-03
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  333-201391

HEADTRAINER, INC.
(Exact name of registrant as specified in its charter)

Wyoming	80-0873491
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Camden Road, #107-196 Charlotte, NC	28203
(Address of Principal Executive Offices)	(Zip Code)

(980) 875-4199
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

			Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of May 3, 2018, there were 90,970,139 shares of the registrant’s common stock outstanding.

HEADTRAINER, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HEADTRAINER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	December 31, 2017	September 30, 2017

ASSETS

Current assets
Cash	$14,646	$186,881
Prepaid expenses	58,129	6,995
Total current assets	72,775	193,876

Equipment, net	701	1,170

Total assets	$73,476	$195,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,604,273	$1,589,421
Accrued compensation to related parties	332,298	298,966
Notes payable - related parties	114,975	112,959
Convertible notes payable, net	138,566	137,646
Convertible notes payable - related parties	133,071	130,446

Total current liabilities	2,323,183	2,269,438

Long-term convertible notes payable	216,986	214,840
Total long-term liabilities	216,986	214,840

Total liabilities	2,540,169	2,484,278

Commitments and contingencies (note 13)

Stockholders' deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001; no shares outstanding	-	-

Common stock, 500,000,0000 shares authorized; par value $0.001; 89,370,139 and 86,726,967 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	89,370	86,727
Additional paid-in capital	7,023,186	6,960,153
Accumulated deficit	(9,579,249)	(9,336,112)

Total stockholders' deficit	(2,466,693)	(2,289,232)

Total liabilities and stockholders' deficit	73,476	$195,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEADTRAINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

Revenue	$-	$-

Operating expenses:

Research and development	48,490	30,500
Sales and marketing	-	600
General and administrative	186,940	670,893
(Gain) loss on debt and payable extinguishment	-	(164,267)
Total operating expenses	235,430	537,726

Loss from operations	(235,430)	(537,726)

Other expense:
Interest expense	7,707	10,183
	7,707	10,183

Net loss	$(243,137)	$(547,909)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding - basic and diluted	89,312,679	42,673,399

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, September 30, 2017	86,726,967	$86,727	$6,960,153	$(9,336,112)	$(2,289,232)

Common stock issued for cash	2,643,172	2,643	57,357	-	60,000

Stock based compensation	-	-	5,676	-	5,676

Net loss	-	-	-	(243,137)	(243,137)

Balance, December 31, 2017	89,370,139	$89,370	$7,023,186	$(9,579,249)	$(2,466,693)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

Cash flows used in operating activities:

Net loss	$(243,137)	$(547,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	469	613
Amortization of debt discount	2,146	-
Stock -based compensation - related parties	5,676	321,082
(Gain) loss on settlement of debt and accounts payable	-	(164,267)
Accrued interest on notes payable	5,561	10,183
Changes in operating assets and liabilities:
Prepaid expenses	(51,134)	-
Accounts payable and accrued liabilities	14,852	276,444
Accrued compensation to related parties	33,332	21,421

Net cash used in operating activities	(232,235)	(82,433)

Cash flows from financing activities:

Proceeds from sale of common stock	60,000	-

Net cash provided by financing activities	60,000	-

Decrease in cash	(172,235)	(82,433)

Cash – beginning of period	186,881	123,896
Cash – end of period	$14,646	$41,463

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable and accrued expenses settled for common stock - related parties	$-	$262,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEADTRAINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

For accounting purposes, HeadTrainer was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company. Accordingly, HeadTrainer’s assets, liabilities and results of operations became the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations was consolidated with HeadTrainer effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2017.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The Company has a September 30 year-end.
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
No share or per share information included in these unaudited condensed consolidated financial statements gives effect to the reverse split since it has not yet been effected by FINRA as of the date of this filing.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of HeadTrainer, Inc. and its wholly-owned subsidiary HeadTrainer, as of and for the three months ended December 31, 2017 and 2016. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses in the reporting period.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, valuation of shares for services and assets, deferred income tax asset valuations and loss contingencies.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There is no restricted cash or cash equivalents.

Revenue Recognition

We recognize subscription revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Subscription revenue derived from direct sales to users is recognized on a straight-line basis over the duration of the subscription period. As of December 31, 2017 and September 30, 2017, deferred revenue was $0.  There was no revenue for the three months ended December 31, 2017 or 2016.

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

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed.  All other advertising and promotional costs are expensed in the period incurred.  Total advertising expense for the three months ended December 31, 2017 and 2016 was $0 and $600, respectively.  The Company’s application was inactive and not sold during the three months ended December 31, 2017.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	December 31,
	2017	2016

Convertible notes	12,901,822	466,471
Warrants	3,791,966	3,791,966
Potentially dilutive securities	16,693,788	4,258,437

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - LIQUIDITY, UNCERTAINTIES AND GOING CONCERN

The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of approximately $9.6 million as of December 31, 2017, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

NOTE 4 –EQUIPMENT

The Company’s equipment consists of the following:

	December 31, 2017	September 30, 2017

Computer equipment	$7,351	$7,351
	7,351	7,351
Less: accumulated depreciation	(6,650)	(6,181)
	$701	$1,170

Depreciation expense was $469 and $613 for the three months ended December 31, 2017 and 2016, respectively.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of December 31, 2017 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of December 31, 2017.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founder to serve as Chairman of the Board of Directors (the “Former Chairman”).   The agreement has a term of seven years, renewable in two-year increments upon the approval of the Board of Directors of the Company and provides for an annual salary of $150,000.  Additionally, the agreement includes compensation of .0125% of gross revenue after successful launch of the Company’s product, subject to approval by the board of directors.  In February and November 2016, the Former Chairman and the Company entered into a deferred salary conversion agreement, whereby the Former Chairman agreed to convert a total of $131,000 of unpaid salary into 1,139,480 shares of the Company’s common stock.  As of December 31, 2017 and September 30, 2017, $95,250 and $80,250, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On May 15, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CEO, Mr. Robert Finigan, terminating by either party upon 60 day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CEO shall begin receiving a salary of $100,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CEO shall begin receiving a salary of $200,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,500,000 stock options of the pre-Merger HeadTrainer, Inc. common stock at a price of $0.051 per share and a fair value of $371,858. The options became fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 11). These options were cancelled on the Merger date.  Accrued salary under this agreement was $40,102 and $21,352 as of December 31 and September 30, 2017, respectively, and is included in accrued compensation to related parties on the accompanying balance sheet.   On May 19, 2017, the Company granted 1,011,191 shares with a value of $100,000 in lieu of salary under this agreement, of which $0 and $25,206 were earned and included in stock-based compensation – related party for the three months ended December 31, 2017 and 2016, respectively.

On May 27, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CTO, terminating by either party upon 60 day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CTO shall begin receiving a salary of $75,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CTO shall begin receiving a salary of $150,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,125,000 stock options of the pre-Merger HeadTrainer, Inc. common stock at a price of $0.051 per share.  The options become fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 11).  These options were cancelled on the Merger date.  On May 27, 2017, the Company granted 758,393 shares with a value of $75,000 in lieu of salary under this agreement.

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

As of December 31 and September 30, 2017, an additional $46,946 and $47,364, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying balance sheet.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows at December 31 and September 30, 2017:

	December 31, 2017	September 30, 2017

Accounts payable	$327,962	$363,527
Accrued consulting and brand endorsement fees	1,211,666	1,161,249
Accrued other	64,645	64,645
	$1,604,273	$1,589,421

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Current related party notes payable are as follows at December 31 and September 30, 2017, respectively:

	December 31, 2017	September 30, 2017

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of December 31, 2017.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	12,975	10,959
	$114,975	$112,959

Interest expense related to these notes for the three months ended December 31, 2017 and 2016 was $2,016 and $2,016, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at December 31 and September 30, 2017, respectively:

	December 31, 2017	September 30, 2017

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $0.49 per share. This note is in default as of December 31, 2017 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0227 per share.	10,000	10,000

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0205 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $23,014 and $25,160 as of December 31, 2017 and September 30, 2017. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger.	216,986	214,840

	326,986	324,840

Accrued interest	28,566	27,646
	355,552	352,486
Less current portion	(138,566)	(137,646)
Long-term convertible notes payable, net	$216,986	$214,840

Interest expense related to these notes for the three months ended December 31, 2017 and 2016 was $3,066 and $3,066, respectively.   Amortization of the debt discount was $2,146 and $0 for the three months ended December 31, 2017 and 2016, respectively, and included in interest expense for each period on the accompanying unaudited condensed consolidated statement of operations.

NOTE 9 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at December 31, 2017 and 2016, respectively:

	December 31, 2017	September 30, 2017

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $0.49 per share. This note is in default as of December 31, 2017 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $0.49 per share, currently in default.	50,000	50,000

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0227 per share.	5,000	5,000
	105,000	105,000
Accrued interest	28,071	25,446
	133,071	130,446
Less current portion	(133,071)	(130,446)
Long-term convertible notes payable, related parties	$-	$-

Interest expense related to these notes for the three months ended December 31, 2017 and 2016 was $2,625 and $2,625, respectively.

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

Transactions during the three months ended December 31, 2017:

On October 2, 2017, the Company received proceeds of $60,000 from an accredited investor for the sale of 2,643,172 shares of the Company’s common stock at a price of $0.0227 per share.

During the quarter ended December 31, 2017, the Company’s CEO earned 125,000 shares of common stock at $0.0227 per share, with a total value of $2,838 for services pursuant to his employment agreement dated September 15, 2017.

During the quarter ended December 31, 2017, the Company’s Chief Marketing Officer earned 125,000 shares of common stock at $0.0227 per share, with a total value of $2,838 for services pursuant to his employment agreement dated September 15, 2017.

NOTE 11 - WARRANTS

As of December 31, 2017, the Company had no stock options and 3,791,966 warrants outstanding.  The warrants have terms of 5 to 10 years and have an exercise price of $0.07.  These warrants were issued while HeadTrainer was a private company.

NOTE 12 – OPERATING LEASE

From May 2014 through July 2016, the Company had a month-to-month office lease for an office space with a monthly base rate of $870 per month.  The Company owes $500 for past due payments under this lease as of December 31, 2017, which it has agreed to pay over monthly installments through May 2018.  The Company did not lease office space from August 2016 through July 2017.

The Company entered into a lease agreement for office space in August 2017 for a total monthly rental of $1,995 and a term of 24 months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually.  The agreements have a ten-year term and provide for one-year extensions by agreement of both parties.  The future compensation to brand ambassadors is $1,400,000, to be earned during the period from January 1, 2018 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross subscription revenue received by the Company for all non-US subscriptions.  Accrued royalties under these agreements were not material as of December 31, 2017 or 2016.  Total accrued expense under these agreements was $300,000 and $250,000 respectively, as of December 31, 2017 and September 30 2017, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of December 31, 2017. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete.  Accrued royalties under these agreements were not material as of December 31 or September 30, 2017.  Total accrued expense related to these agreements was $775,000 as of December 31 and September 30, 2017, respectively.  All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company's Founder as disclosed in Related Party footnote.

The Company is to pay commissions to Apple and Google in consideration for services as the Company's agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user.  The Company’s application was inactive during the three months ended December 31, 2017.

On September 30, 2016, the Company entered into a services agreement with a service provider for a development project payable in installments upon completion of certain milestones.  The Company incurred $24,500 of expense related to the project which is included in research and development expense for the three months ended December 31, 2017.

NOTE 14– SUBSEQUENT EVENTS

On January 10, 2018, the Company received aggregate proceeds of $60,000 from two investors for the sale of a total of 600,000 shares of the Company’s common stock at a price of $0.10 per share.

In April 2018, the Company received aggregate proceeds of $50,000 from two investors for the sale of a total of 1,000,000 shares of the Company’s common stock at a price of $0.05 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.   Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities & Exchange Commission on March 20, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and without limitation:

•	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operations;
•	relationships with our sponsored athletes;
•	the retention and availability of key personnel;
•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our need to raise additional funds in the future;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment;
•	intellectual property claims brought by third parties; and
•	ability to successfully demonstrate scientific improvement and claims in identified cognitive areas.

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

Corporate History and Overview

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to HeadTrainer, Inc. and our wholly-owned subsidiary also named HeadTrainer, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

For accounting purposes, HeadTrainer was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company.  Accordingly, HeadTrainer’s assets, liabilities and results of operations became the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations will be consolidated with HeadTrainer effective as of the date of the Merger.  No step-up in basis or intangible assets or goodwill was recorded in this transaction.

As a result of the Merger with HeadTrainer, our business plan has shifted to mobile applications for athletes of all ages and all skill levels, designed to engage and improve cognitive abilities.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called HeadTrainer that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.  We are in evaluation of our core system architecture and expect to be in development of ten to fifteen (10-15) mobile games/exercises in second quarter.  The development and testing will be ongoing, and we are expecting to launch the product in beta form in the second half of calendar 2018.

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

We are in development of the Product, designed to help athletes improve their cognitive abilities, with the creation and delivery of between 10 and 15 games/exercises, each of which is targeted to improve cognitive skills in one or more of five key cognitive areas.  We call these five areas Cognitive Skill Attributes (each an “CSA”) and have defined them specifically as follows:

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

Results of Operations

Comparison of the Three Months Ended December 31, 2017 to the Three Months Ended December 31, 2016

A comparison of the Company’s operating results for the three months ended December 31, 2017 and December 31, 2016, respectively, is as follows:

Revenues

Our application was not active and thus there were no revenues for the three months ended December 31, 2017 or 2016.

Cost of Sales and Gross Margins

There were no revenues for the three months ended December 31, 2017 or 2016, thus the Company had no costs of sales or gross margins.

Operating Expenses

Operating expenses decreased by $302,296, or 56%, for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, as a result of a $483,953 decrease in general and administrative expenses primarily from a reduction in stock-based compensation to related parties.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2017, we had cash on hand of $14,646 and a working capital deficiency of $2,316,084, as compared to cash on hand of $186,881 and a working capital deficiency of $2,075,562 as of September 30, 2017.  The increase in working capital deficiency is mainly due to our net loss of $243,137 during the three months ended December 31, 2017, partially offset by proceeds received from the sale of common stock of $60,000.

Common Stock Financing

On October 2, 2017, the Company received proceeds of $60,000 from an accredited investor for the sale of 2,643,172 shares of the Company’s common stock at a price of $0.0227 per share.

On January 10, 2018, the Company received aggregate proceeds of $60,000 from two investors for the sale of a total of 600,000 shares of the Company’s common stock at a price of $0.10 per share.

In April 2018, the Company received aggregate proceeds of $50,000 from two investors for the sale of a total of 1,000,000 shares of the Company’s common stock at a price of $0.05 per share.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended December 31, 2017 of approximately $10 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its debt obligations, fund operations and planned research and development in the twelve months from the issuance of this report.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the Company’s capital requirements.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors, although there is no assurance that the Company will be successful with its fund-raising initiatives.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	December 31, 2017	September 30, 2017
Current assets	$72,775	$193,876
Current liabilities	2,323,183	2,269,438
Working capital deficiency	$(2,250,408)	$(2,075,562)

The decrease in current assets is mainly due to a decrease in cash of $172,235 as a result of cash used in operations of $232,235, partially offset by proceeds from the sale of common stock of $60,000 during the Three Months ended December 31, 2017.  The increase in current liabilities is primarily due to an increase in accrued compensation to related during the three months ended December 31, 2017.

Cash Flows

	Three Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(232,235)	$(82,433)
Net cash used in investing activities	-	-
Net cash provided by financing activities	60,000	-
Decrease in cash	$(172,235)	$(82,433)

Operating Activities

Net used in operating activities was $232,235 for the Three Months ended December 31, 2017 primarily due to the net loss of $243,137, partially offset by stock-based compensation to related parties and an increase in accounts payable and accrued liabilities, and accrued compensation to related parties.

Net cash used by operating activities was $82,433 for the Three Months ended December 31, 2016, primarily due to a net loss of $547,909, partially offset by stock-based compensation to related parties and an increase in accounts payable and accrued liabilities.

Investing Activities

The Company used no cash for investing activities during the three months ended December 31, 2017 or 2016.

Financing Activities

For the Three Months ended December 31, 2017, net cash provided by financing activities was $60,000 which was received from sale of common stock.

For the three months ended December 31, 2016, net cash provided by financing activities was $0.

Future Financing

We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements of equity and convertible debt that have enabled us to fund our operations, these funds have been largely utilized, and additional funds are needed for other corporate operational and working capital purposes.  However, not including funds needed to fund the growth of the Company or to pay down existing debt and trade payables, we anticipate that we will need to raise additional capital to cover all of our operational expenses through the Company’s fiscal year ending September 30, 2018.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms.  If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended December 31, 2017 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included herein for the quarter ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.  As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2017 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

(i)          Lack of Formal Policies and Procedures.  We utilize a third party independent contractor for the preparation of our financial statements.  Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results.  However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address these material weaknesses.  Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business.  Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our unaudited condensed consolidated financial statements.

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of December 31, 2017 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of December 31, 2017.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business.  As of the date of this report, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.  We note, however, that an investment in our common stock involves a number of very significant risks.  Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, as filed with SEC on March 20, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock.  The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 2, 2017, the Company received proceeds of $60,000 from an accredited investor for the sale of 2,643,172 shares of the Company’s common stock at a price of $0.0227 per share.

On January 10, 2018, the Company received aggregate proceeds of $60,000 from two investors for the sale of a total of 600,000 shares of the Company’s common stock at a price of $0.10 per share.

In April 2018, the Company sold 1,000,000 shares of its common stock for aggregate proceeds of $50,000 from two, nonaffiliated investors.

The securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among TeleHealthCare, Inc. (the “Company”), HeadTrainer, Inc. and HT Acquisition Corp. (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
4.1	Form of Series A Convertible Debenture (1)
10.1	Form of Subscription Agreement for Series A Convertible Debenture (1)
10.2	Form of Subscription Agreement for Common Stock (1)
10.3	Form Note Agreement (2)
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

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
Robert Finigan
Chief Executive Officer
(Principal Executive Officer)
Date: May 3, 2018

By:	/s/ Robert Finigan
Robert Finigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 3, 2018