Form 10-Q
period 2018-03-31
TeleHealthCare, Inc.
filed 2018-05-04
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 4, 2018, there were 90,970,139 shares of the registrant’s common stock outstanding.

HEADTRAINER, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HEADTRAINER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	September 30, 2017

ASSETS

Current assets
Cash	$2,652	$186,881
Prepaid expenses	40,512	6,995
Total current assets	43,164	193,876

Equipment, net	232	1,170

Total assets	$43,396	$195,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,713,083	$1,589,421
Accrued compensation to related parties	380,741	298,966
Notes payable - related parties	116,948	112,959
Convertible notes payable, net	141,316	137,646
Convertible notes payable - related parties	135,696	130,446
Total current liabilities	2,487,784	2,269,438

Long-term convertible notes payable	219,132	214,840
Total long-term liabilities	219,132	214,840

Total liabilities	2,706,916	2,484,278

Commitments and contingencies (note 13)

Stockholders' deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001; no shares outstanding	-	-

Common stock, 500,000,0000 shares authorized; par value $0.001; 89,970,139 and 86,726,967 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	89,970	86,727
Additional paid-in capital	7,088,262	6,960,153
Accumulated deficit	(9,841,752)	(9,336,112)
Total stockholders' deficit	(2,663,520)	(2,289,232)

Total liabilities and stockholders' deficit	43,396	$195,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:

Research and development	5,985	68,646	54,475	99,146
Sales and marketing	-	-	-	600
General and administrative	247,006	447,661	433,946	1,118,554
(Gain) loss on debt and payable extinguishment	-	-	-	(164,267)
Total operating expenses	252,991	516,307	488,421	1,054,033

Loss from operations	(252,991)	(516,307)	(488,421)	(1,054,033)

Other expense:
Interest expense	9,512	6,995	17,219	17,178
	9,512	6,995	17,219	17,178

Net loss	$(262,503)	$(523,302)	$(505,640)	$(1,071,211)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	89,903,473	45,365,773	89,604,830	44,004,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, September 30, 2017	86,726,967	$86,727	$6,960,153	$(9,336,112)	$(2,289,232)

Common stock issued for cash	3,243,172	3,243	116,757	-	120,000

Stock based compensation	-	-	11,352	-	11,352

Net loss	-	-	-	(505,640)	(505,640)

Balance, March 31, 2018	89,970,139	$89,970	$7,088,262	$(9,841,752)	$(2,663,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEADTRAINER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,
	2018	2017

Cash flows used in operating activities:

Net loss	$(505,640)	$(1,071,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	938	1,161
Amortization of debt discount	4,292	-
Stock -based compensation - related parties	11,352	485,575
(Gain) loss on settlement of debt and accounts payable	-	(164,267)
Accrued interest on notes payable	12,909	17,178
Changes in operating assets and liabilities:
Prepaid expenses	(33,517)	-
Accounts payable and accrued liabilities	123,662	509,360
Accrued compensation to related parties	81,775	68,599

Net cash used in operating activities	(304,229)	(152,980)

Cash flows from financing activities:

Proceeds from sale of common stock	120,000	75,000

Net cash provided by financing activities	120,000	75,000

Decrease in cash	(184,229)	(77,980)

Cash – beginning of period	186,881	123,896
Cash – end of period	$2,652	$45,916

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:	,	,
Accounts payable and accrued expenses settled for common stock - related parties	$-	$262,500

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of HeadTrainer, Inc. and its wholly-owned subsidiary HeadTrainer, as of and for the six months ended March 31, 2018 and 2017. All significant intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition

We recognize subscription revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Subscription revenue derived from direct sales to users is recognized on a straight-line basis over the duration of the subscription period. As of March 31, 2018 and September 30, 2017, deferred revenue was $0.  There was no revenue for the six months ended March 31, 2018 or 2017.

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

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed.  All other advertising and promotional costs are expensed in the period incurred.  Total advertising expense for the six months ended March 31, 2018 and 2017 was $0 and $600, respectively.  The Company’s application was inactive and not sold during the six months ended March 31, 2018.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	March 31,
	2018	2017

Convertible notes	12,955,086	486,812
Warrants	3,791,966	3,791,966
Potentially dilutive securities	16,747,052	4,278,778

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of approximately $10 million as of March 31, 2018, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

NOTE 4 –EQUIPMENT

The Company’s equipment consists of the following:

	March 31, 2018	September 30, 2017

Computer equipment	$7,351	$7,351
	7,351	7,351
Less: accumulated depreciation	(7,119)	(6,181)
	$232	$1,170

Depreciation expense was $938 and $1,161 for the six months ended March 31, 2018 and 2017, respectively.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of March 31, 2018 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of March 31, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founder to serve as Chairman of the Board of Directors (the “Former Chairman”).   The agreement has a term of seven years, renewable in two-year increments upon the approval of the Board of Directors of the Company and provides for an annual salary of $150,000.  Additionally, the agreement includes compensation of .0125% of gross revenue after successful launch of the Company’s product, subject to approval by the board of directors.  In February and November 2016, the Former Chairman and the Company entered into a deferred salary conversion agreement, whereby the Former Chairman agreed to convert a total of $131,000 of unpaid salary into 1,139,480 shares of the Company’s common stock.  As of March 31, 2018 and September 30, 2017, a total of  $75,250, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On May 15, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CEO, Mr. Robert Finigan, terminating by either party upon 60 day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CEO shall begin receiving a salary of $100,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CEO shall begin receiving a salary of $200,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,500,000 stock options of the pre-Merger HeadTrainer, Inc. common stock at a price of $0.051 per share and a fair value of $371,858. The options became fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 11). These options were cancelled on the Merger date.  Accrued salary under this agreement was $40,102 and $21,352 as of December 31 and September 30, 2017, respectively, and is included in accrued compensation to related parties on the accompanying balance sheet.   On May 19, 2017, the Company granted 1,011,191 shares with a value of $100,000 in lieu of salary under this agreement, of which $0 and $33,836 were earned and included in stock-based compensation – related party for the six months ended March 31, 2018 and 2017, respectively.

On May 27, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CTO, terminating by either party upon 60 day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CTO shall begin receiving a salary of $75,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CTO shall begin receiving a salary of $150,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,125,000 stock options of the pre-Merger HeadTrainer, Inc. common stock at a price of $0.051 per share.  The options become fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 11).  These options were cancelled on the Merger date.  On May 27, 2017, the Company granted 758,393 shares with a value of $75,000 in lieu of salary under this agreement.  As of March 31, 2018 and September 30, 2017, a total of $17,697 remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On September 15, 2017, we entered into an employment agreement with Mr. Robert Finigan as our Chairman and Chief Executive Officer.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock, with a fair value of $22,700, that vests as to 125,000 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of March 31, 2018 and September 30, 2017, a total of $47,405 and $3,655, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On September 15, 2017, we entered into an employment agreement with Mr. Maurice Durschlag as our Chief Marketing Officer.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Durschlag was also granted 1,000,000 shares of the Company’s common stock, with a fair value of $22,700, that vests as to 125,000 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Durschlag also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Durschlag is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of March 31, 2018 and September 30, 2017, a total of $40,000 and $5,000, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

As of March 31, 2018 and September 30, 2017, an additional $50,389 and $47,364, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying balance sheet.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017

Accounts payable	$385,720	$363,527
Accrued consulting and brand endorsement fees	1,261,666	1,161,249
Accrued other	65,697	64,645
	$1,713,083	$1,589,421

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Current related party notes payable are as follows at March 31, 2018 and September 30, 2017, respectively:

	March 31, 2018	September 30, 2017

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of March 31, 2018.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	14,948	10,959
	$116,948	$112,959

Interest expense related to these notes for the six months ended March 31, 2018 and 2017 was $3,989 and $3,989, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at March 31, 2018 and September 30, 2017, respectively:

	March 31, 2018	September 30, 2017

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $0.49 per share. This note is in default as of March 31, 2018 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0227 per share.	10,000	10,000

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0205 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $20,868 and $25,160 as of March 31, 2018 and September 30, 2017. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger.	219,132	214,840
	329,132	324,840
Accrued interest	31,316	27,646
	360,448	352,486
Less current portion	(141,316)	(137,646)
Long-term convertible notes payable, net	$219,132	$214,840

Interest expense related to these notes for the six months ended March 31, 2018 and 2017 was $5,500 and $5,000, respectively.   Amortization of the debt discount was $4,292 and $0 for the six months ended March 31, 2018 and 2017, respectively, and included in interest expense for each period on the accompanying unaudited condensed consolidated statement of operations.

NOTE 9 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at March 31, 2018 and 2017, respectively:

	March 31, 2018	September 30, 2017

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $0.49 per share. This note is in default as of March 31, 2018 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $0.49 per share, currently in default.	50,000	50,000

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0227 per share.	5,000	5,000
	105,000	105,000
Accrued interest	30,696	25,446
	135,696	130,446
Less current portion	(135,696)	(130,446)
Long-term convertible notes payable, related parties	$-	$-

Interest expense related to these notes for the six months ended March 31, 2018 and 2017 was $5,250 and $5,250, respectively.

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

Transactions during the six months ended March 31, 2018:

On October 2, 2017, the Company received proceeds of $60,000 from an accredited investor for the sale of 2,643,172 shares of the Company’s common stock at a price of $0.0227 per share.

On January 10, 2018, the Company received aggregate proceeds of $60,000 from two investors for the sale of a total of 600,000 shares of the Company’s common stock at a price of $0.10 per share.

During the six months ended March 31, 2018, the Company’s CEO earned 250,000 shares of common stock at $0.0227 per share, with a total value of $5,676 for services pursuant to his employment agreement dated September 15, 2017.

During the six month ended March 31, 2018, the Company’s Chief Marketing Officer earned 250,000 shares of common stock at $0.0227 per share, with a total value of $5,676 for services pursuant to his employment agreement dated September 15, 2017.

NOTE 11 - WARRANTS

As of March 31, 2018, the Company had no stock options and 3,791,966 warrants outstanding.  The warrants have terms of 5 to 10 years and have an exercise price of $0.07.  These warrants were issued in April and May of 2016 while HeadTrainer was a private company.

NOTE 12 – OPERATING LEASE

From May 2014 through July 2016, the Company had a month-to-month office lease for an office space with a monthly base rate of $870 per month.  The Company owes $1,601 for past due payments under this lease as of March 31, 2018, which it has agreed to pay over monthly installments through May 2018.  The Company did not lease office space from August 2016 through July 2017.

The Company entered into a lease agreement for office space in August 2017 for a total monthly rental of $1,995 and a term of 24 months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually.  The agreements have a ten-year term and provide for one-year extensions by agreement of both parties.  The future compensation to brand ambassadors is $1,400,000, to be earned during the period from January 1, 2018 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross subscription revenue received by the Company for all non-US subscriptions.  Accrued royalties under these agreements were not material as of March 31, 2018 or September 30, 2017.  Total accrued expense under these agreements was $300,000 and $250,000 respectively, as of March 31, 2018 and September 30 2017, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of March 31, 2018. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete.  Accrued royalties under these agreements were not material as of December 31 or September 30, 2017.  Total accrued expense related to these agreements was $775,000 as of March 31, 2018 and September 30, 2017, respectively.  All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company's Founder as disclosed in Related Party footnote.

The Company is to pay commissions to Apple and Google in consideration for services as the Company's agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user.  The Company’s application was inactive during the six months ended March 31, 2018.

On September 30, 2016, the Company entered into a services agreement with a service provider for a development project payable in installments upon completion of certain milestones.  The Company incurred $44,500 and $92,500 of expense for the six months ended March 31, 2018 and 2017, respectively,  related to the project which is included in research and development expense.

NOTE 14– SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the Three Months ended March 31, 2018 to the Three Months ended March 31, 2017

A comparison of the Company’s operating results for the six months ended March 31, 2018 and March 31, 2017, respectively, is as follows:

Revenues

Our application was not active and thus there were no revenues for the three months ended March 31, 2018 or 2017.

Cost of Sales and Gross Margins

There were no revenues for the three months ended March 31, 2018 or 2017, thus the Company had no costs of sales or gross margins.

Operating Expenses

Operating expenses decreased by $263,316, or 51%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, as a result of a $200,655 decrease in general and administrative expenses primarily from a reduction in stock-based compensation to related parties.

Comparison of the Six Months ended March 31, 2018 to the Six Months ended March 31, 2017

A comparison of the Company’s operating results for the six months ended March 31, 2018 and March 31, 2017, respectively, is as follows:

Revenues

Our application was not active and thus there were no revenues for the six months ended March 31, 2018 or 2017.

Cost of Sales and Gross Margins

There were no revenues for the six months ended March 31, 2018 or 2017, thus the Company had no costs of sales or gross margins.

Operating Expenses

Operating expenses decreased by $565,612, or 54%, for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, as a result of a $684,608 decrease in general and administrative expenses primarily from a reduction in stock-based compensation to related parties.  This decrease was partially offset by the gain on debt and payable extinguishment of $164,267

Liquidity, Financial Condition and Capital Resources

As of March 31, 2018, we had cash on hand of $2,652 and a working capital deficiency of $2,444,620, as compared to cash on hand of $186,881 and a working capital deficiency of $2,075,562 as of September 30, 2017.  The increase in working capital deficiency is mainly due to our net loss of $505,640 during the six months ended March 31, 2018, partially offset by proceeds received from the sale of common stock of $120,000.

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

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended March 31, 2018 of approximately $10 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its debt obligations, fund operations and planned research and development in the twelve months from the issuance of this report.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the Company’s capital requirements.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors, although there is no assurance that the Company will be successful with its fund-raising initiatives.

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

Working Capital Deficiency

	March 31, 2018	September 30, 2017
Current assets	$43,164	$193,876
Current liabilities	2,487,784	2,269,438
Working capital deficiency	$(2,444,620)	$(2,075,562)

The decrease in current assets is mainly due to a decrease in cash of $184,229 as a result of cash used in operations of $304,229, partially offset by proceeds from the sale of common stock of $120,000 during the six months ended March 31, 2018.  The increase in current liabilities is primarily due to an increase in accounts payable, accrued liabilities, and accrued compensation to related parties during the six months ended March 31, 2018.

Cash Flows

	Six Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(304,229)	$(152,980)
Net cash used in investing activities	-	-
Net cash provided by financing activities	120,000	75,000
Decrease in cash	$(184,229)	$(77,980)

Operating Activities

Net used in operating activities was $304,229 for the six months ended March 31, 2018 primarily due to the net loss of $505,640, partially offset by an increase in accounts payable and accrued liabilities, and accrued compensation to related parties.

Net cash used by operating activities was $152,980 for the six months ended March 31, 2017, primarily due to a net loss of $1,071,211, partially offset by stock-based compensation to related parties and an increase in accounts payable and accrued liabilities.

Investing Activities

The Company used no cash for investing activities during the six months ended March 31, 2018 or 2017.

Financing Activities

For the six months ended March 31, 2018, net cash provided by financing activities was $120,000 which was received from sale of common stock.

For the six months ended March 31, 2017, net cash provided by financing activities was $75,000 from the sale of common stock.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2018 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.  As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of March 31, 2018 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of March 31, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

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
Date: May 4, 2018

By:	/s/ Robert Finigan
Robert Finigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 4, 2018