Form 10-K/A
period 2017-09-30
TeleHealthCare, Inc.
filed 2018-05-29
CIK 1628104

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
(Address of principal executive offices) (Zip Code)

(980) 875-4199
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class exchange on which registered	Name of each
None	N/A

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

DOCUMENTS  INCORPORATED  BY REFERENCE

None.

Explanatory Note: The sole purpose of this Amendment to the Annual Report on Form 10-K of HeadTrainer, Inc. (the “Registrant”) for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission on March 30, 2018 (the “Original Filing”) is to include the designation as to whether the Registrant was a shell company, which was erroneously omitted from the Original Filing and is included and marked “No” on this Amendment.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEADTRAINER, INC.

By: /s/ Robert Finigan
Robert Finigan
Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2018

By: /s/ Robert Finigan
Robert Finigan
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Finigan	Chairman of the Board of Directors	Date: May 25, 2018
Robert Finigan

/s/ Maurice Durschlag	Director	Date: May 25, 2018
Maurice Durschlag