Form 10-Q
period 2018-06-30
XSport Global, Inc.
filed 2018-08-27
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  333-201391

XSPORT GLOBAL, INC.
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

As of August 27, 2018, there were 35,640,140 shares of the registrant’s common stock outstanding.

XSPORT GLOBAL, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XSPORT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	September 30, 2017

ASSETS

Current assets
Cash	$69,334	$186,881
Prepaid expenses	22,895	6,995
Total current assets	92,229	193,876

Equipment, net	-	1,170

Total assets	$92,229	$195,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,776,484	$1,589,421
Accrued compensation to related parties	310,198	298,966
Notes payable - related parties	118,942	112,959
Convertible notes payable, net	144,044	137,646
Convertible notes payable - related parties	96,411	130,446

Total current liabilities	2,446,079	2,269,438

Long-term convertible notes payable	221,278	214,840
Total long-term liabilities	221,278	214,840

Total liabilities	2,667,357	2,484,278

Commitments and contingencies (note 13)

Stockholders' deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001; no shares outstanding	-	-

Common stock, 500,000,0000 shares authorized; par value $0.001; 35,640,140 and 28,908,989 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	35,640	28,909
Additional paid-in capital	7,597,055	7,017,971
Accumulated deficit	(10,207,823)	(9,336,112)
Total stockholders' deficit	(2,575,128)	(2,289,232)

Total liabilities and stockholders' deficit	$92,229	$195,046

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:

Research and development	6,905	71,800	61,380	170,946
General and administrative	349,672	341,526	783,618	1,460,680
Gain on debt and payable extinguishment	-		-	(164,267)
Total operating expenses	356,577	413,326	844,998	1,467,359

Loss from operations	(356,577)	(413,326)	(844,998)	(1,467,359)

Other expense:
Interest expense	9,495	7,299	26,713	24,477
	9,495	7,299	26,713	24,477

Net loss	$(366,072)	$(420,625)	$(871,711)	$(1,491,836)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.10)

Weighted average shares outstanding - basic and diluted	30,386,388	15,486,064	30,040,980	14,940,864

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, September 30, 2017	28,908,989	$28,909	$7,017,971	$(9,336,112)	$(2,289,232)

Common stock issued for cash	3,414,444	3,414	316,620	-	320,034

Stock based compensation	3,316,707	3,317	262,464	-	265,781

Net loss	-	-	-	(871,711)	(871,711)
Balance, June 30, 2018	35,640,140	$35,640	$7,597,055	$(10,207,823)	$(2,575,128)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2018	2017

Cash flows used in operating activities:

Net loss	$(871,711)	$(1,491,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,170	1,709
Amortization of debt discount	9,166	-
Stock-based compensation	-	1,250
Stock-based compensation - related parties	158,906	691,215
Gain on debt and payable extinguishment	-	(164,267)
Accrued interest	17,527	39,477
Changes in operating assets and liabilities:
Prepaid expenses	(15,900)	-
Accounts payable and accrued liabilities	293,938	526,518
Accrued compensation to related parties	11,232	172,995
Accrued interest	-
Net cash used in operating activities	(395,672)	(222,939)

Cash flows from financing activities:

Payments on convertible notes payable, related parties	(41,909)	-
Proceeds from sale of common stock	320,034	115,000
Net cash provided by financing activities	278,125	115,000

Decrease in cash	(117,547)	(107,939)

Cash – beginning of period	186,881	123,896
Cash – end of period	$69,334	$15,957

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable and accrued expenses settled for common stock - related parties	$106,875	$262,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

XSport Global, Inc. and Subsidiary (the “Company,” “XSport,” or “We”), formerly known as TeleHealthCare, Inc. (“TeleHealthCare”) and HeadTrainer, Inc. (“HeadTrainer”), was incorporated under the laws of the State of Wyoming on December 10, 2012.  Prior to the reverse merger described below, TeleHealthCare developed platforms in the telehealth industry.

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”) (17,325,000 shares post-reverse stock split).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (leaving approximately 24,000,000 shares remaining prior to the Merger or 8,000,000 shares post-reverse stock split), and the sale of approximately 10,000,000 shares (3,333,333 shares post-reverse stock split) at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, with the Company assuming approximately $195,000 of remaining liabilities and changing the name of the newly merged company to HeadTrainer, Inc.

As a result of the Merger, each XSport shareholder received approximately 2.53 newly issued shares of TeleHealthCare for every 1 common share of HeadTrainer owned.  Prior to the consummation of the Merger, our former Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to (i) change our name to HeadTrainer, Inc.; (ii) to increase the number of our authorized shares of capital stock to 510,000,000 shares, of which 500,000,000 shares shall be common stock and 10,000,000 shares shall be blank check preferred stock; and (iii) to provide that the Company may take action without a meeting on the written consent of the holders of a majority of the shares entitled to vote at such meeting.

For accounting purposes, HeadTrainer was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company.  Accordingly, XSport’s assets, liabilities and results of operations became the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations was consolidated with HeadTrainer effective as of the date of the Merger.  No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On August 28, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common on the basis of three (3) shares for one (1) new share.  Our shareholders approved the reverse split through a special meeting held on November 2, 2017.  FINRA effected the reverse stock split in July 2018.  Our authorized common stock will remain unchanged with 500,000,000 shares of common stock.  No fractional shares will be issued in connection with the reverse stock split.  Additionally, the Board of Directors and shareholders approved the authorization of 10,000,0000 shares of blank check preferred stock with a par value of $0.001 per share. All share or per share information included in these unaudited condensed consolidated financial statements gives effect to the reverse split.

On March 22, 2018, the Board of Directors and Majority Shareholders approved an amendment to our Articles of Incorporation to change our name to XSport Global, Inc.

As a result of the Merger with XSport, our business plan has shifted to mobile applications for athletes of all ages and all skill levels, designed to engage and improve cognitive abilities.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called HeadTrainer that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.

XSport Global, Inc.

HeadTrainer was incorporated in the state of North Carolina on May 13, 2014.  It subsequently changed its original name of Head Trainer, Inc. to HeadTrainer, Inc, then subsequently to XSport Global, Inc.

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of XSport Global, Inc. and its wholly-owned subsidiary HeadTrainer, as of and for the nine months ended June 30, 2018 and 2017.  All significant intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition

We recognize subscription revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Subscription revenue derived from direct sales to users is recognized on a straight-line basis over the duration of the subscription period. As of June 30, 2018, and September 30, 2017, deferred revenue was $0.  There was no revenue for the nine months ended June 30, 2018 or 2017.

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

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed.  All other advertising and promotional costs are expensed in the period incurred.  Total advertising expense for the nine months ended June 30, 2018 and 2017 was $0 and $600, respectively.  The Company’s application was inactive and not sold during the nine months ended June 30, 2018, or fiscal year 2017.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	June 30,
	2018	2017

Convertible notes	4,298,984	389,288
Warrants	1,263,989	197,787
Potentially dilutive securities	5,562,973	587,075

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital.   The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. The Company determined that the adoption of this ASU had no material impact on its financial position or results of operations.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)”.  The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company determined that the adoption of this ASU will have no material impact on its financial position or results of operations when adopted.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of approximately $10 million as of June 30, 2018, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, and as such management believes they do not have sufficient cash for the next 12 months from the issuance of these financial statements.

NOTE 4 –EQUIPMENT

The Company’s equipment consists of the following:

	June 30, 2018	September 30, 2017

Computer equipment	$7,351	$7,351
	7,351	7,351
Less: accumulated depreciation	(7,351)	(6,181)
	$-	$1,170

Depreciation expense was $1,170 and $1,709 for the nine months ended June 30, 2018 and 2017, respectively.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of June 30, 2018 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of June 30, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founder to serve as Chairman of the Board of Directors (the “Former Chairman and current Director and CMO”).   The agreement has a term of seven years, renewable in two-year increments upon the approval of the Board of Directors of the Company and provides for an annual salary of $150,000.  Additionally, the agreement includes compensation of .0125% of gross revenue after successful launch of the Company’s product, subject to approval by the board of directors.  In February and November 2016, the Former Chairman and current Director and CMO and the Company entered into a deferred salary conversion agreement, whereby the Former Chairman and current Director and CMO agreed to convert a total of $131,000 of unpaid salary into 1,139,480 shares (379,827 post-reverse stock split) of the Company’s common stock.  In June 2018, the company issued 697,504 common shares to the Former Chairman and current Director and CMO in payment of $47,500 of unpaid salary.   As of June 30, 2018, and September 30, 2017, a total of $27,750 and $75,250, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.  In June 2018, the Company granted the Former Chairman and current Director and CMO 241,667 shares for incentive and past services as a director.  He currently still serves as a director and CMO.

On September 15, 2017, we entered into an employment agreement with Mr. Maurice Durschlag as our Chief Marketing Officer.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Durschlag was also granted 1,000,000 shares of the Company’s common stock (333,333 shares post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Durschlag also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Durschlag is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of June 30, 2018, and September 30, 2017, a total of $55,000 and $5,000, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On September 15, 2017, we entered into an amended employment agreement with Mr. Robert Finigan as our Chairman and Chief Executive Officer.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock (333,333 post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of June 30, 2018, and September 30, 2017, a total of $24,477 and $3,655, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. In June 2018, the company granted Mr. Finigan 1,263,989 shares and 871,880 shares of common stock for unpaid wages as Chairman and CEO, as well as 241,667 shares for incentives and director services.

On May 27, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CTO, terminating by either party upon 60 day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CTO shall begin receiving a salary of $75,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CTO shall begin receiving a salary of $150,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,125,000 stock options of the pre-Merger XSport Global, Inc. common stock at a price of $0.051 per share.  The options become fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 11).  These options were cancelled on the Merger date.  On May 27, 2017, the Company granted 252,798 shares with a value of $75,000 in lieu of salary under this agreement.  As of June 30, 2018, and September 30, 2017, a total of $17,697 remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

As of June 30, 2018, and September 30, 2017, an additional $52,970 and $47,364, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying balance sheet.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017

Accounts payable	$399,119	$363,527
Accrued consulting and brand endorsement fees	1,311,666	1,161,249
Accrued other	65,699	64,645
	$1,776,484	$1,589,421

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Current related party notes payable are as follows at June 30, 2018 and September 30, 2017, respectively:

	June 30, 2018	September 30, 2017

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of June 30, 2018.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	16,942	10,959
	$118,942	$112,959

Interest expense related to these notes for the nine months ended June 30, 2018 and 2017 was $5,983 and $5,983, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at June 30, 2018 and September 30, 2017, respectively:

	June 30, 2018	September 30, 2017

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of June 30, 2018 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	10,000	10,000

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0615 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $18,721 and $25,160 as of June 30, 2018 and September 30, 2017. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger.	219,132	214,840

	329,132	324,840

Accrued interest	36,190	27,646
	365,322	352,486
Less current portion	(144,044)	(137,646)
Long-term convertible notes payable, net	$221,278	$214,840

Interest expense related to these notes for the nine months ended June 30, 2018 and 2017 was $8,544 and $5,000, respectively.   Amortization of the debt discount was $6,438 and $0 for the nine months ended June 30, 2018 and 2017, respectively, and included in interest expense for each period on the accompanying unaudited condensed consolidated statement of operations.

NOTE 9 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at June 30, 2018 and 2017, respectively:

	June 30, 2018	September 30, 2017

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of June 30, 2018 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $1.47 per share, currently in default. The Company paid $41,909 towards this note in June 2018.	8,091	50,000

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share.	5,000	5,000
	63,091	105,000
Accrued interest	33,320	25,446
	96,411	130,446
Less current portion	(96,411)	(130,446)
Long-term convertible notes payable, related parties	$-	$-

Interest expense related to these notes for the nine months ended June 30, 2018 and 2017 was $7,874 and $7,875, respectively.

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

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”) (17,325,000 shares post-reverse stock split).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (leaving approximately 24,000,000 shares remaining prior to the Merger or 8,000,000 shares post-reverse stock split), and the sale of approximately 10,000,000 shares (3,333,333 shares post-reverse stock split) at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, including assets and liabilities associated with CarePanda, with the Company assuming approximately $195,000 of remaining liabilities and changing the name of the newly merged company to HeadTrainer, Inc.  All TeleHealthCare stock options or warrants expired by September 30, 2017.  Warrants to purchase an aggregate of 1,500,000 shares of common stock remain from HeadTrainer, with a total of 2,625,000 HeadTrainer stock options cancelled (See Note 11).

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

On March 22, 2018, the Board of Directors and Majority Shareholders approved an amendment to our Articles of Incorporation to change our name to XSport Global, Inc.

Transactions during the nine months ended June 30, 2018 (all shares are post-reverse stock split):

On October 2, 2017, the Company received proceeds of $60,000 from an accredited investor for the sale of 881,057 shares of the Company’s common stock at a price of $0.068 per share.

On January 10, 2018, the Company received aggregate proceeds of $60,000 from two investors for the sale of a total of 200,000 shares of the Company’s common stock at a price of $0.30 per share.

In April and May 2018, the Company received aggregate proceeds of $50,030 from two investors for the sale of a total of 333,334 shares of the Company’s common stock at a price of $0.15 per share.

In June 2018, the Company received aggregate proceeds of $150,004 from two investors for the sale of a total of 2,000,053 shares of the Company’s common stock at a price of $0.075 per share.

During the nine months ended June 30, 2018, the Company’s CEO was granted 333,333 shares of restricted common stock as part of future compensation and vested in 125,000 of those shares at $0.0681 per share, with a total value of $8,513 for services pursuant to his employment agreement dated September 15, 2017.  These shares have not yet been issued, however, the compensation expense has been recognized.  Total unrecognized compensation for these stock grants was approximately $11,000 as of June 30, 2018.

During the nine months ended June 30, 2018, the Company’s Chief Marketing Officer was granted 333,333 shares of restricted common stock as part of future compensation and vested in 125,000 of those shares at $0.0681 per share, with a total value of $8,513 for services pursuant to his employment agreement dated September 15, 2017.  These shares have not yet been issued, however, the compensation expense has been recognized.  Total unrecognized compensation for these stock grants was approximately $11,000 as of June 30, 2018.

In June 2018, the Company granted the Company’s CEO and Chief Marketing Officer an aggregate of 3,316,707 shares of the Company’s common stock for services with an aggregate fair value of approximately $248,000, of which $106,875 was credited against accrued payroll due.

NOTE 11 - WARRANTS

As of June 30, 2018, the Company had no stock options and outstanding warrants to purchase approximately 1.3 million common shares (post-reverse split).  The warrants have terms of 5 to 10 years and have an exercise price of $0.21.  These warrants were issued in April and May of 2016 while XSport Global was a private company.

NOTE 12 – OPERATING LEASE

From May 2014 through July 2016, the Company had a month-to-month office lease for an office space with a monthly base rate of $870 per month.  The Company owes $1,101 for past due payments under this lease as of June 30, 2018.  The Company did not lease office space from August 2016 through July 2017.

The Company entered into a lease agreement for office space in August 2017 for a total monthly rental of $1,995 and a term of 24 months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually.  The agreements have a ten-year term and provide for one-year extensions by agreement of both parties.  The future compensation to brand ambassadors is $1,400,000, to be earned during the period from January 1, 2018 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross subscription revenue received by the Company for all non-US subscriptions.  Accrued royalties under these agreements were not material as of June 30, 2018 or September 30, 2017.  Total accrued expense under these agreements was $400,000 and $250,000 respectively, as of June 30, 2018 and September 30, 2017, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of June 30, 2018. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete.  Accrued royalties under these agreements were not material as of December 31 or September 30, 2017.  Total accrued expense related to these agreements was $775,000 as of June 30, 2018 and September 30, 2017, respectively.  All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company's Founder as disclosed in Related Party footnote.

The Company is to pay commissions to Apple and Google in consideration for services as the Company's agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user.  The Company’s application was inactive during the nine months ended June 30, 2018.

On September 30, 2016, the Company entered into a services agreement with a service provider for a development project payable in installments upon completion of certain milestones.  The Company incurred $44,500 and $159,000 of expense for the nine months ended June 30, 2018 and 2017, respectively, related to the project which is included in research and development expense.

NOTE 14– SUBSEQUENT EVENTS

Other than the event below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

On July 1, 2018, the Company entered into a twelve-month Consulting Agreement with a consultant.  The term of the agreement is twelve months with consideration of 200,000 shares of the Company’s common stock earned equally in monthly increments over the term of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities & Exchange Commission (“SEC”) on March 20, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and without limitation:

•	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operations;
•	relationships with our sponsored athletes;
•	the retention and availability of key personnel;
•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our need to raise additional funds in the future;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment;
•	our ability to successfully acquire and integrate other businesses;
•	intellectual property claims brought by third parties; and
•	ability to successfully demonstrate scientific improvement and claims in identified cognitive areas.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History and Overview

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to XSport Global, Inc. and our wholly-owned subsidiary, named HeadTrainer, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

TeleHealthCare, Inc., a Wyoming corporation, was incorporated on December 10, 2012 as a developer of platforms in the telehealth industry.  Most of the activity since the date of inception through April of 2017 involved incorporation efforts, development of our internet portal and mobile applications.  On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”)(17,325,000 shares post-reverse stock split).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (leaving approximately 24,000,000 shares remaining prior to the Merger or 8,000,000 shares post-reverse stock split), and the sale of approximately 10,000,000 shares (3,333,333 shares post-reverse stock split) at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.
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

On May 16, 2018, the Company amended its Articles of Incorporation to change the name of the Company to “XSport Global, Inc.” The Amendment was adopted by written consent of the Board of Directors and Majority Shareholders of the Company.

For accounting purposes, the Company was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company.  Accordingly, HeadTrainer’s assets, liabilities and results of operations became the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations will be consolidated with HeadTrainer effective as of the date of the Merger.  No step-up in basis or intangible assets or goodwill was recorded in this transaction.

As a result of the Merger, the company has expanded its platform to encapsulate a broader sports technology and media focus.  Branded as XSport Global, Inc, we are a leading youth and collegiate sports technology and media holding company focused on developing disruptive sports-centric technologies and related disruptive products around the world, where sports industries and players are highly regarded.  Our business plan has shifted to include all aspects of athletic performance.  We seek to help athletes achieve their full potential through development of cognitive training, careers, communication, genetics, recruiting and more.  We are actively engaged in product development for many of these competencies, and expect to evaluate the viability of each offering through the exploration of technology development in-house, or sourcing high-growth/under-valued strategic partnerships and/or acquisitions.

Our flagship company, HeadTrainer, Inc., was established to create, develop, promote, market, produce, and distribute online/mobile application cognitive training tools initially intended for the youth, millennial, and adult sports markets.  The mobile platform was designed and developed in careful coordination with a team of professionals from the fields of science and medicine, and world-class athletes from a variety of sports.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called HeadTrainer that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.  We are in evaluation of our core system architecture and expect to be in development of ten to fifteen (10-15) mobile games/exercises in second quarter.  The development and testing will be ongoing, and we are expecting to launch the product in beta form in the second half of calendar 2018.

HeadTrainer, Inc.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

A comparison of the Company’s operating results for the three months ended June 30, 2018 and June 30, 2017, respectively, is as follows:

Revenues

Our application was not active and thus there were no revenues for the three months ended June 30, 2018 or 2017.

Cost of Sales and Gross Margins

There were no revenues for the three months ended June 30, 2018 or 2017, thus the Company had no costs of sales or gross margins.

Operating Expenses

Operating expenses decreased by $56,749, or 14%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily as a result of a $64,895 decrease in research and development expenses primarily from a reduction in cash flow.

Comparison of the Nine Months Ended June 30, 2018 to the Nine Months Ended June 30, 2017

A comparison of the Company’s operating results for the nine months ended June 30, 2018 and June 30, 2017, respectively, is as follows:

Revenues

Our application was not active and thus there were no revenues for the nine months ended June 30, 2018 or 2017.

Cost of Sales and Gross Margins

There were no revenues for the nine months ended June 30, 2018 or 2017, thus the Company had no costs of sales or gross margins.

Operating Expenses

Operating expenses decreased by $622,361, or 42%, for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, as a result of a $677,062 decrease in general and administrative expenses primarily from a reduction in stock-based compensation to related parties and a reduction in research and development spending this period.  This decrease was partially offset by the gain on debt and payable extinguishment of $164,267 in the nine month ended June 30, 2017 period.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2018, we had cash on hand of $69,334 and a working capital deficiency of $2,353,850, as compared to cash on hand of $186,881 and a working capital deficiency of $2,075,562 as of September 30, 2017.  The increase in working capital deficiency is mainly due to our net loss of $871,711 during the nine months ended June 30, 2018, partially offset by proceeds received from the sale of common stock of $320,034.

Common Stock Financing

On October 2, 2017, the Company received proceeds of $60,000 from an accredited investor for the sale of 881,057 shares of the Company’s common stock at a price of $0.068 per share.

On January 10, 2018, the Company received aggregate proceeds of $60,000 from two investors for the sale of a total of 200,000 shares of the Company’s common stock at a price of $0.30 per share.

In April and May 2018, the Company received aggregate proceeds of $50,030 from two investors for the sale of a total of 333,334 shares of the Company’s common stock at a price of $0.15 per share.

In June 2018, the Company received aggregate proceeds of $150,004 from two investors for the sale of a total of 2,000,053 shares of the Company’s common stock at a price of $0.075 per share.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended June 30, 2018 of approximately $10 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its debt obligations, fund operations and planned research and development in the twelve months from the issuance of this report.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the Company’s capital requirements.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors, although there is no assurance that the Company will be successful with its fund-raising initiatives.

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

Working Capital Deficiency

	June 30, 2018	September 30, 2017
Current assets	$92,229	$193,876
Current liabilities	2,446,079	2,269,438
Working capital deficiency	$(2,353,850)	$(2,075,562)

The decrease in current assets is mainly due to a decrease in cash of $117,547 as a result of cash used in operations of $395,672, partially offset by proceeds from the sale of common stock of $320,034 during the nine months ended June 30, 2018.  The increase in current liabilities is primarily due to an increase in accounts payable, accrued liabilities, and accrued compensation to related parties during the nine months ended June 30, 2018.

Cash Flows

	Nine months Ended June 30,
	2018	2017
Net cash used in operating activities	$(395,672)	$(222,939)
Net cash used in investing activities	-	-
Net cash provided by financing activities	278,125	115,000
Decrease in cash	$(117,547)	$(107,939)

Operating Activities

Net used in operating activities was $395,672 for the nine months ended June 30, 2018, primarily due to the net loss of $871,711.  This was partially offset by an increase in accounts payable and accrued liabilities, and accrued compensation to related parties.

Net cash used by operating activities was $222,939 for the nine months ended June 30, 2017, primarily due to a net loss of $1,491,836.  This was partially offset by stock-based compensation to related parties and an increase in accounts payable and accrued liabilities, and accrued compensation to related parties.

Investing Activities

The Company used no cash for investing activities during the nine months ended June 30, 2018 or 2017.

Financing Activities

For the nine months ended June 30, 2018, net cash provided by financing activities was $278,125 which was a result of $320,034 received from sale of common stock.  This was partially offset by payments of 41,909 on convertible debt to related parties.

For the nine months ended June 30, 2017, net cash provided by financing activities was $115,000 from the sale of common stock.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.  As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

(i)          Lack of Formal Policies and Procedures.  We utilize a third party independent contractor for the preparation of our financial statements.  Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of June 30, 2018 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of June 30, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

In April and May 2018, the Company received aggregate proceeds of $50,030 from two investors for the sale of a total of 333,334 shares of the Company’s common stock at a price of $0.15 per share.

In June 2018, the Company received aggregate proceeds of $150,004 from two investors for the sale of a total of 2,000,053 shares of the Company’s common stock at a price of $0.075 per share.

The securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Agreement and Plan of Merger by and among TeleHealthCare, Inc. (the “Company”), HeadTrainer, Inc. and HT Acquisition Corp. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2017)

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014)
3.2	By-Laws (Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Series A Convertible Debenture (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2017)
(10)	Material Agreements
10.1
Form of Subscription Agreement for Series A Convertible Debenture (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2017)

10.2	Form of Subscription Agreement for Common Stock (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2017)
10.3	Form of Note Agreement (Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSPORT GLOBAL, INC.

By:	/s/ Robert Finigan
Robert Finigan
Chief Executive Officer
(Principal Executive Officer)
Date: August 27, 2018

By:	/s/ Robert Finigan
Robert Finigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 27, 2018