Form 10-K
period 2018-09-30
XSport Global, Inc.
filed 2019-01-30
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☐    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $41,026,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was 38,135,983 shares of common stock as of January 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and without limitation:

•	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operations;
•	our ability to successfully integrate and grow the operations of Shift Now, Inc.
•	our ability to maintain the relationships with our sponsored athletes;
•	the retention and availability of key personnel;
•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our need to raise additional funds in the future;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment;
•	intellectual property claims brought by third parties; and
•	ability to successfully demonstrate scientific improvement and claims in identified cognitive areas.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to XSport Global, Inc. and our wholly-owned subsidiary also named XSport Global, Inc. and our wholly-owned subsidiary, Shift Now, Inc. (“Shift Now”).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

XSport Global, Inc., formerly known as HeadTrainer, Inc. (“HeadTrainer”), was incorporated on December 10, 2012, under the laws of the State of Wyoming.  XSport Global is a leading youth and collegiate sports technology and media holding company focused on developing disruptive sports-centric technologies and related media projects around the world, where sports industries and players are highly regarded.  We seek to help athletes achieve their full potential through cognitive training, careers, genetics, recruiting and more.  Our flagship company, HeadTrainer, was established to create, develop, promote, market, produce, and distribute online/mobile application cognitive training tools initially intended for the youth, millennial, and adult sports markets.  The mobile platform was designed and developed in careful coordination with a team of professionals from the fields of science and medicine, and world-class athletes from a variety of sports.

On July 2, 2018, the Company effected a three for one reverse stock split.

The Company was considered a shell company until February 8, 2016 when its former Chief Executive Officer acquired the majority of voting control of the Company and adopted the business of TeleHealthCare.  On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 (17,500,000 post-1 for 3 reverse stock split) newly-issued shares of Common Stock of the Company (the “Merger Shares”).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 15,666,666 post-split shares (leaving approximately 7,957,666 post-split shares remaining prior to the Merger), and the sale of approximately 3,451,322 post-split shares at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  As a result of the Merger, the 17,500,000 post-split newly-issued shares were issued to the pre-existing HeadTrainer shareholders for all the outstanding shares of HeadTrainer common stock.  HeadTrainer assumed net liabilities totaling $194,632, with the remaining assets and liabilities assumed by MD Capital Advisors, Inc., a Company owned by TeleHealthCare’s former CEO, in a Split-Off Agreement.  At the effective time of the Merger, our Board of Directors and officers were reconstituted by the resignation of Derek Cahill and the appointment of Bob Finigan, Maurice Durschlag and Jay Bilas.  Subsequently, on October 16, 2017, Mr. Jay Bilas resigned from our Board of Directors.

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

On August 28, 2018, the Company acquired all of the outstanding capital stock (the “Shares”) of Shift Now, Inc., a North Carolina corporation (“Shift Now”).  The purchase price for the Shares was 700,000 shares of our Common Stock (of which 250,000 shares are contingent on Shift Now meeting certain sales targets) and $30,000 consisting of two promissory notes for $15,000 each (the “Notes”).  The first promissory note for $15,000 is to be delivered at closing and due within 12 months of the closing.  The second promissory note for $15,000 is to be delivered to the Seller no later than the 12-month anniversary of the closing and due within 12 months after issuance.  Additionally, the Company assumed the Shift Now’s existing line of credit made in favor of American National Bank in the current amount of $100,000.  Also, on August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now Division.  The Employment Agreement provides that upon consummation of the Merger, Employee shall be entitled to receive a salary of $100,000 per year plus a bonus of 5% of net revenue of clients managed by Employee or 1.5% of total gross revenues of Shift Now to be paid on the last pay period of the month for the prior month’s activity.  Additionally, the Company shall issue the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement.  Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement.  The Employee may receive severance of the greater of six months’ salary or $50,000 upon termination of the Employment Agreement and shall be entitled to retain all equity ownership earned as of the date of termination.

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

We are in development of the Product, designed to help athletes improve their cognitive abilities, with the creation and delivery of between 10 and 15 games/exercises, each of which is targeted to improve cognitive skills in one or more of five key cognitive areas.  We call these five areas Cognitive Skill Attributes (each an “CSA”) and have defined them specifically as follows:

•	Processing Speed;
•	Decision Making;
•	Focus/Concentration;
•	Visual-Spatial Awareness; and
•	Memory.

We expect to continuously develop new games/exercises to build a library of unique experiences, and we believe that this is essential to establish an increasing set of games/exercises for users to master.

The overall goal of the Product is to improve cognitive reasoning, response times, associated motor skills and reaction time.  The Product will attempt to provide varying and escalating levels of difficulty to continuously challenge the users who will have a personalized training sequence presented to them based on their individual progress.  A user’s progress will be reflected in specific game/exercise scores, as well as through aggregate scores for each CSA and a computed overall score (the “XSport Global Index”).  Another anticipated feature of the Product is the ability to participate in combines called “XSport Global Contests,” which will allow users to compete against others throughout the world.  There will also be an embedded feature in the Product that will allow the accumulation of points that may be able to be exchanged for prizes, such as logo t-shirts, caps, and potentially autographed footballs or basketballs.  This feature will mostly likely need to be delivered through a web system or third party outside of the App itself.  While we believe this rewards feature is unique in the industry, more development work is required before this feature can be implemented.

Current cognitive training systems are generally designed for non-athletic training (i.e. where a subject is in a calm, quiet environment).  Along with traditional sight and touch cognitive training modules, the Company, by contrast, has attempted to replicate in its Product a true sporting event environment, by incorporating, for instance, outside and background noise in future releases.  By utilizing headphones with environment-specific, programmed noise, audio tracks, and prompts, the Company has created its Product with integrated audio track, sight, touch, and sound training systems that allows the athlete to train in an environment that we believe is similar to many of the stimuli that would be present in actual competition. No material product revenue has been earned to date.

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

We anticipate designing our products so that they are available in multiple languages to serve the international community as well as the United States.  The cognitive training exercises can be adapted to other languages, because they are not verbally intensive.  Management initially launched in English but will be exploring additional release opportunities in several countries as product acceptance accelerates.

Revenue Model

We anticipate earning revenue from our Product through a subscription-based pricing model.  The industry standard for cognitive training companies is a subscription-based model.  We examined specific pricing strategies and have not yet determined our market tolerances, but expect to test several pricing models in the beta test launch, to determine the most effective conversion rate and adoption, with additional revenue opportunities through in-game currencies and purchases through customization of avatars, etc.  We believe this competitively prices our Product in order to stimulate trials and retain users after being exposed to the training platform experience.  These price points are projected based on our analysis of standard pricing for similar products; however, there can be no assurance that these price points will be palatable to the purchasing public, and we may have to adjust these prices or develop different pricing or income strategy to attract customers.  While we currently anticipate generating our primary revenue from the sale of subscriptions to our Products, we also may earn revenue in the future from advertising and branded sponsorships, as well as strategic relationships with other sports related entities and products and other forms of revenue generation.

Marketing

We have worked with a variety of marketing partners, including Signature Sports Group to design a comprehensive marketing campaign to support the launch of the Product and continuing operations of the Company.  The multi-faceted program incorporates branding strategies, trademark promotion, image development and advertising materials to establish a consistent image.  Importantly, the plan included a multi-channel execution strategy designed to expose the Product to millions of potential users upon launch through endorsement-supported channels.  We believe this execution strategy will resonate with our potential users and lead to strong adoption, as long as we have the necessary cash to execute on the marketing channels and leverage the initial investment in our endorsers.  We are planning to market our Products through campaigns, leveraging formal endorsement relationships with professional athletes and sports celebrities on social networks (Facebook, Twitter, Instagram).  We also intend to build awareness and adoption through efforts directed at youth sports events, youth sports camps, and sports academies.  We also intend to partner with high profile entities (such as professional sports franchises, major universities, leading entertainment companies, professional athletes, leading medical institutions, sports camps, and sports academies) that will help facilitate immediate brand awareness.  However, in order to successfully execute on this plan, we will need to have the necessary cash to fund the activation strategy.  Finally, the Company expects to market through more traditional public relations channels and paid digital channels. As we discover the right mix of traction channels, management will optimize the marketing mix spend such that it is generating the most efficient delivery of App downloads.

Some of the key elements of the Company’s marketing plan revolve around the Company delivering “premium cognitive development exercises” to users through the following:

•
The Brand/Attributes:  The following brand attributes and image will be represented to the target audience – performance; elite; training; brain; science/research; sport/competition; hip/modern; global and academic.

•
The Brand/Brand Positioning:  XSport Global plans to be a brand that delivers premium cognitive development exercises specifically designed for the training of athletes to improve performance as it relates to an individual’s overall cognitive capabilities for their own competitive environment with the intent of becoming synonymous with athletic brain training.

•
The Target Market:  The key target audiences can be defined as (i) Primary market/user group – youth sports market (ages 8-18) and high sports interest market (13-29), (ii) Secondary market (Purchasers/Influencers) – Parents and Coaches of Athletes and (iii) Tertiary market – other athletes, competition and brain-training enthusiasts.

•
Overarching Communication Idea:  Our communication idea will be the broad creative platform that brings the brand positioning to life – “Team XSport Global.”  Team XSport Global plans to be comprised of a group of elite athletes, sports spokespersons, trainers, educators, sports psychologists and collegiate properties who will bring awareness, encourage trial and influence subscribers to adopt, use and promote the Product as integrated partners in our marketing strategy.  Team XSport Global will represent the overall sports landscape, crossing sports, age, nationality, gender and race.  Initial athlete focus will be on the core four U.S. participation team sports of soccer, baseball, basketball, and football, while also reaching out to and adding athletes participating in other action team and individual sports to ensure that every athlete feels that the Product is for them.  The elite athletes and spokespersons will be expected to be at the forefront of their sports/profession, be active in social media, have crossover appeal, be great communicators, be credible and authentic to the brand and be considered as “safe” as possible with their reputation on and off the court/field.

We intend to reach the users and their influencers online and through their mobile devices and through the use of the following:

•
Social Media - Accounts of the Company and Team XSport Global members will promote and educate our target markets and the secondary and tertiary markets on the value of the Product and brain-training exercises.

•
Videos – We intend to highlight each member of Team XSport Global and emphasize the importance of brain training from a number of different perspectives.  The videos will be produced in a socially sharable and viral format.

•
Website – The Company has developed an initial comprehensive, one-stop platform where users and purchasers/parents can go to get information as it relates to the Company and the importance of brain training.  Supported research documentation will be available as well as information on all Team XSport Global members, our videos, step-by-step guides for the Product, testimonials, XSport Global in the News, social media links and future collegiate or sports organization associations.

•
Cause Marketing – We currently anticipate that the Company will give back to the communities we serve by starting a cyber-bullying awareness campaign.  Team XSport Global members will participate to create a powerful message on the prevalence and prevention of cyber-bullying.  Our users are online, on mobile devices and social networks where they are most at risk for cyber-bullying.  The campaign is expected to be viral and public relations and social-media driven.  We anticipate kicking this campaign off in the 2nd or 3rd quarter of calendar 2018 in conjunction with the launch of future versions of the App.

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

•
The Company will leverage its existing and future endorsement contracts with professional athletes and celebrities to market the product through existing social media channels.  We believe this will be one of the most cost-effective ways to reach its intended audience, but it will not be the only traction channel.

•
In addition to the social marketing strategies, the youth sports market will also be addressed through sports camps and dedicated sports organizations.  However, the Company will need to have the necessary cash in order to activate such youth sports channels.

While it is unclear to the overall patentability of our technology, we will continue to evaluate our overall intellectual property protection and proceed with viable protection opportunities in the future.  There can be no assurances that a final utility patent will be secured, and we are cognizant of the value of protecting key business model differentiators and intends to continue to pursue protection of our intellectual property.

Shift Now, Inc.

Shift Now is a creative and brand strategy agency headquartered in Greensboro, North Carolina with additional offices in Atlanta and St. Louis.  Founded in 2006, the agency services diverse industry segments ranging from automotive and healthcare, to luxury real estate and high-end home furnishings.  Shift Now provides marketing and advertising services for retail and business to business.  These services include marketing strategy, brand development, media buying both traditional and digital, website development, video production and graphic design.

Target Markets and Revenue Model

Shift Now provides services for both retail and business to business clients.  Clients are based on the east coast and mid-west.  Category focuses include home furnishings, automotive, healthcare and professional services.

We anticipate future earnings to continue from our agency service offerings, primarily through hourly billings and labor services agreements.  Service pricing is determined by hours and estimated for the client.  We examined competitive rates to determine an hourly rate for each service.  Revenue is generated through brand strategy, media commissions, graphic design, website development and video production.

Marketing

We market primarily through the digital channels, our website, SEO management, email marketing and social media.  We intend to do additional networking, additional trade-shows and product specific selling to grow business in 2019.  Finally, we expect to market through more traditional public relations channels and paid digital channels.

Competition

Competition incudes all marketing and advertising agencies as well as any boutique company that provides digital and video services.

Growth Strategy

Shift Now looks to grow services in brand strategy, digital media, web development and video production.  We will continue to target key industries such as home furnishings, automotive, professional services and medical and look to extend more into retail ecommerce development, artificial intelligence applications and SEM/SEO services.

Research and Development

Total research and development was $71,371 and $227,286 during the fiscal years ended September 30, 2018 and 2017, respectively.

Intellectual Property

We currently own all ideas, concepts, trademark applications, copyright, provisional patents, trade secrets, and other intellectual capital associated with XSport Global.  The URLs, trademarks and patents of the Corporation set forth above are referred to herein as the “Intellectual Property.”

Government Approvals and Regulations

We are not subject to any governmental regulation and are not required to maintain any specific licenses.

Subsidiaries

The Company has two wholly-owned subsidiaries, XSport Global, Inc. and Shift Now, Inc.

Employees

As of September 30, 2018, we had 13 full time employees, including 2 for XSport and 11 for Shift Now, and 1 part-time employee for Shift Now.  For Shift Now, we currently provide all services in-house and do not outsource.  If needed, we engage experts in digital development and general business to advise us in various capacities.  For XSport, we currently utilize a variety of outsourced resources for product development, marketing, technology development, scientific research, finance and accounting, legal, and business development.  We intend to hire additional staff and to engage consultants in general administration on an as-needed basis.  We also intend to engage experts in operations, finance and general business to advise us in various capacities.  None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

We have not generated any profit from operations since our inception.  We expect that our operating expenses will increase over the next twelve months to continue our development activities.  Based on our average monthly expenses and current burn rate ranging from $40,000-$60,000 per month, we estimate that our cash on hand as of September 30, 2018 will not be able to support our operations through the next twelve months from the issuance of these financial statements.  This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses.  We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations.  Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt.  If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We are a start-up and have limited history with our operating subsidiary, and as a result, we may experience losses and cannot assure you that we will be profitable.

We are a start-up and have a limited operating history to evaluate our business.  Our operations are subject to all of the risks inherent in the establishment and expansion of a business enterprise.  Start-up enterprises are speculative investments and profits therefore hinge upon public acceptance of the businesses, which may or may not occur.  Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we operate.  Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a business such as ours.  There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s business plan is dependent on it being able to develop, market and distribute all or certain portions of its products, which are currently being developed, produced, marketed and distributed primarily by third party providers.  If any such provider fails in any way, the Company’s ability to deliver the products may be negatively impacted which could result in a material adverse effect on our business.  Furthermore, in the event that a provider raises the cost of its service to us, such cost increase could cause the cost of our products to be excessive for the market.  If we are not in a position to have the products developed, produced, marketed or distributed by another provider or if the transition to another provider is excessively expensive, the cost to or delay associated with the transition could resulting in a material adverse effect on our business.

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

The success of our business depends, in large part, on the skill of our personnel.  Accordingly, it is critical that we maintain, and continue to build, a highly-experienced management team and specialized workforce, including project management and business development, and sales professionals.  Competition for personnel, particularly those with expertise in the mobile application space, is high, and identifying candidates with the appropriate qualifications can be difficult.  We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.  In the event, we are unable to attract, hire and retain the requisite personnel and third-party providers, we may experience delays in furthering our business objectives, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new projects.  Further, any increase in demand for personnel and specialty providers may result in higher costs, causing us to exceed our budgets, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

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

There are several companies that have developed cognitive training platforms and deliver their solutions via the web and/or through mobile applications.  Management believes that these early participants have educated consumers on the value proposition of cognitive training generally and have helped to pave the way for a differentiated solution from our Company.  However, some of these competitors have longer operating histories and greater resources than us and could focus their substantial financial resources to develop a competing business model and develop products or services that are more attractive to potential customers than what we offer.  Our competitors may also offer similar products and services at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions.  Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results.  We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.  We also expect to encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

We acquired Shift Now on August 28, 2018.  Shift Now is a creative and brand strategy agency headquartered in Greensboro, North Carolina with additional offices in Atlanta and St. Louis.  Founded in 2006, the agency serves diverse industry segments ranging from automotive and healthcare, to luxury real estate and high-end home furnishings.  Shift Now provides marketing and advertising services for retail and business to business.  These services include marketing strategy, brand development, media buying both traditional and digital, website development, video production and graphic design. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the fiscal year ended September 30, 2018, our net loss was approximately $1.2 million.  As of September 30, 2018, we had an accumulated deficit of approximately $10.5 million and a working capital deficit of approximately $2.5 million.  These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  If we are unable to obtain the necessary capital, we may have to cease operations.  For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Because we may never have net income from our operations, our business may fail.

We have no history of profitability from operations.  There can be no assurance that we will ever operate profitably.  Our success is significantly dependent on uncertain events, including successful development of our technologies, establishing satisfactory third-party relationships, and distributing and selling our products.  If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations.  We can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

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

Although our common stock is listed for quotation on the OTC Marketplace, OTCQB, under the symbol “XSPT”, the trading volume of our stock is limited, and a market may not develop or be sustained.  As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Our bylaws contain indemnification provisions for our directors, officers and employees, although we have not entered into indemnification agreements with our officer and directors.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.  We are required to design and test the operating effectiveness of our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of September 30, 2018, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the fiscal year ended September 30, 2018, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.  For additional information, see Item 9A – Controls and Procedures.

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

If we are unable to develop and maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we could face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

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

The Company’s subsidiary, Shift Now, entered into a lease for office space in November 8, 2017 for a total monthly rental of $2,500 per month through December 31, 2018.  Shift Now renewed this lease through December 31, 2019 at $2,500 per month.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of September 30, 2018 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of September 30, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying consolidated balance sheets. The Company made a payment of $41,909 towards this unpaid amount in June 2018.

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

Market Information

Our Common Stock is quoted on the OTC Markets, QB Tier under the ticker symbol “XSPT”.

Transfer Agent

Our transfer agent is Issuer Direct Corporation and is located at 500 Perimeter Park Drive Suite D Morrisville, NC 27560.  Their telephone number is (919) 481-4000 and their website is www.issuerdirect.com.

Holders of Common Stock

As of January 25, 2019, there were 95 shareholders of record of our common stock.  As of such date, 38,135,983 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

During the year ended September 30, 2018, there were no sales of the Company’s securities that were not reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2018, we did not repurchase any of our equity securities.

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

Overview

XSport Global, Inc., formerly known as HeadTrainer, Inc. (“HeadTrainer”), was incorporated on December 10, 2012, under the laws of the State of Wyoming.  XSport Global is a leading youth and collegiate sports technology and media holding company focused on developing disruptive sports-centric technologies and related media projects around the world, where sports industries and players are highly regarded.  We seek to help athletes achieve their full potential through cognitive training, careers, genetics, recruiting and more.  Our flagship company, HeadTrainer, was established to create, develop, promote, market, produce, and distribute online/mobile application cognitive training tools initially intended for the youth, millennial, and adult sports markets.  The mobile platform was designed and developed in careful coordination with a team of professionals from the fields of science and medicine, and world-class athletes from a variety of sports.

The Company was considered a shell company until February 8, 2016 when its former Chief Executive Officer acquired the majority of voting control of the Company and adopted the business of TeleHealthCare.  On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 (17,500,000 post-split) newly-issued shares of Common Stock of the Company (the “Merger Shares”).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 15,666,666 post-split shares (leaving approximately 7,957,666 post-split shares remaining prior to the Merger), and the sale of approximately 3,451,322 post-split shares at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  As a result of the Merger, the 52,500,000 (17,500,000 post-split) newly-issued shares were issued to the pre-existing HeadTrainer shareholders for all the outstanding shares of HeadTrainer common stock.  HeadTrainer assumed net liabilities totaling $194,632, with the remaining assets and liabilities assumed by MD Capital Advisors, Inc., a Company owned by TeleHealthCare’s former CEO, in a Split-Off Agreement.  At the effective time of the Merger, our Board of Directors and officers were reconstituted by the resignation of Derek Cahill and the appointment of Bob Finigan, Maurice Durschlag and Jay Bilas.  Subsequently, on October 16, 2017, Mr. Jay Bilas resigned from our Board of Directors.

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

On August 28, 2018, the Company acquired all of the outstanding capital stock (the “Shares”) of Shift Now, Inc., a North Carolina corporation (“Shift Now”).  The purchase price for the Shares was 700,000 shares of our Common Stock and $30,000 consisting of two promissory notes for $15,000 each (the “Notes”).  The first promissory note for $15,000 is to be delivered at closing and due within 12 months of the closing.  The second promissory note for $15,000 is to be delivered to the Seller no later than the 12-month anniversary of the closing and due within 12 months after issuance, with 250,000 shares held in escrow for two years. Also, on August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now Division.  The Employment Agreement provides that upon consummation of the Merger, Employee shall be entitled to receive a salary of $100,000 per year plus a bonus of 5% of net revenue of clients managed by Employee or 1.5% of total gross revenues of Shift Now to be paid on the last pay period of the month for the prior month’s activity.  Additionally, the Company shall issue the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement.  Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement.  The Employee may receive severance of the greater of six months’ salary or $50,000 upon termination of the Employment Agreement and shall be entitled to retain all equity ownership earned as of the date of termination.

Significant Events During Fiscal Year Ended September 30, 2018

Our business plan is to develop mobile applications for athletes of all ages and all skill levels, designed to engage and improve cognitive abilities.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called XSport Global that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.

On August 28, 2018, the Company acquired all of the outstanding capital stock of Shift Now, Inc., a North Carolina corporation.

Entry into Equity Purchase Agreement

On August 28, 2018 (the “Closing Date”), XSport Global, Inc. (the “Company”) entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Triton Funds, LP, a Delaware limited partnership (the “Investor”), which was subsequently amended on January 7, 2019.  As amended, the Equity Purchase Agreement grants the Company the right to require the Investor to purchase up to $1,000,000 (the “Commitment Amount”) of shares (“Capital Call Shares”) the Company’s common stock, par value $0.001 per share (“Common Stock”)  during the commitment period (the “Commitment Period” commencing on August 28, 2018 and terminating on the earlier of (i) March 31, 2019. (ii) termination of the Equity Purchase Agreement by the Company upon a material breach by the Investor, or (iii) the date that the Investor has purchased Capital Shares equal to the Commitment Amount.

Pursuant to the Equity Purchase Agreement, the closing for Capital Call Shares shall occur on the date that is six business days following the date that the Investor receives Capital Call Shares from the Company. The purchase price for the shares to be paid by the Investor at each closing shall be 70% of the volume-weighted average price of the Company’s common stock during the 5 trading days prior to a closing date.

The obligation of the investor to purchase Capital Call Shares is subject to several conditions, including, among other thing, (i) that the Company has filed a registration statement with the United States Securities and Exchange Commission registering the Capital Call Shares, and (ii) that the purchase of Capital Call Shares shall not cause the Investor to own more than 4.99% of the outstanding shares of the Company’s common stock.

In connection with the Equity Purchase Agreement, on August 29, 2018, the Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”), requiring the Company to register, the Capital Call Shares on a registration statement to be filed with the Securities and Exchange Commission within 30 calendar days of the Closing Date. No shares have been sold as of the date of this filing.

Additionally, on August 29, 2018, the Company approved the issuance of 400,000 shares of the Company’s common stock to Triton Funds LLC.

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2018 and September 30, 2017

A comparison of the Company’s operating results for the fiscal years ended September 30, 2018 and September 30, 2017 are as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017

Revenue, net	$195,074	$-
Gross profit	77,321	-
Operating Expenses	1,194,107	1,721,666
Operating Loss	(1,116,786)	(1,721,666)
Other Expense	(35,541)	(34,201)
Net loss	$(1,152,327)	$(1,755,867)

Revenues, net

Revenues increased by $195,074 from the prior year as a result of our August 28, 2018 acquisition of Shift Now, Inc.

Gross profit

Gross profit increased by $77,321 for the year ended September 30, 2018 as a result of our acquisition of Shift Now, Inc.

Operating Expenses

Operating expenses for the years ended September 30, 2018 and 2017 was $1,194,107 and $1,721,666, respectively.  The decrease in operating expenses is primarily due to a reduction of research and development expense of $155,915 related to reduced cash flow as well as a decrease in general and administrative expenses of $510,911, primarily as a result of a decrease in stock-based compensation and consulting fees, offset by one month of Shift Now operating expenses since acquisition.

Operating Loss

Loss from operations for the years ended September 30, 2018 and 2017 was $1,116,786 and $1,721,666, respectively.  The decrease in operating loss is primarily due to a reduction of research and development expense of $155,915 related to reduced cash flow as well as a decrease in general and administrative expenses of $510,911, primarily as a result of a decrease in stock-based compensation and consulting fees.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2018, we had cash on hand of $87,595 and a working capital deficiency of $2,477,846, as compared to cash on hand of $186,881 and a working capital deficiency of $2,075,562 as of September 30, 2017.  The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well as new convertible debt acquired during the year ended September 30, 2018.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $98,310 and $0 as of September 30, 2018 and 2017.  The line bears interest at prime rate, or a minimum of 4.5%, and matures on May 15, 2019.

Notes Payable – Related Parties

As of September 30, 2018, the Company had notes payable to related parties totaling $120,959, including accrued interest of $18,959.   The notes are unsecured and bear interest at 8% and are in default as of September 30, 2018.

Convertible Notes Payable

As of September 30, 2018, The Company had convertible notes payable to related parties totaling $126,746, including accrued interest of $33,655.  The convertible notes bear interest ranging from 5% to 10% and are convertible in shares of the Company’s common stock at prices ranging from $0.0615 to $1.47 per share.  At total of $110,000 of these notes are currently in default.

As of September 30, 2018, The Company had convertible notes payable to third-parties totaling $545,240, including accrued interest of $36,816.  The convertible notes bear interest at rates ranging from 0% to10% and are convertible in shares of the Company’s common stock at prices ranging from $0.0615 to $1.47 per share.  A total of $110,000 of these notes are currently in default.

Common Stock Financing

During the year ended September 30, 2018, the Company received $345,035 from accredited investors for an aggregate of 3,747,777 shares of common stock at prices ranging from $0.075 to $0.10 per share.

Debt Financing

During the year ended September 30, 2018, the Company received $175,00 from the issuance of convertible notes payable.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended September 30, 2018 of approximately $10.5 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the issuance of these financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the continued development of the product and services, as well as other general and administrative expenses to support growth of its agency service offerings and future business development efforts.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	September 30, 2018	September 30, 2017
Current assets	$492,885	$193,876
Current liabilities	2,970,731	2,269,438
Working capital deficiency	$(2,477,846)	$(2,075,562)

The increase in current assets is mainly due to an increase in accounts receivable of $384,390 for the year ended September 30, 2018 as a result of the Shift Now, Inc. acquisition.  The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the issuance of new convertible debt during the year ended September 30, 2018.

Cash Flows

	Year Ended September 30,
	2018	2017
Net cash used in operating activities	$(701,037)	$(342,050)
Net cash from investing activities	123,625	-
Net cash provided by financing activities	478,126	405,035
Increase (decrease) in cash	$(99,286)	$62,985

Operating Activities

Net cash used in operating activities was $701,037 for the year ended September 30, 2018, primarily due to the net loss of $1,152,327, partially offset by stock-based compensation issued for services and an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Net cash used in operating activities was $342,050 for the year ended September 30, 2017, primarily due to the net loss of $1,755,867, offset by stock-based compensation issued for services and an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Investing Activities

Net cash from investing activities of $123,625 for the year ended September 30, 2018 was a result of the cash acquired in the August 2018 acquisition of Shift Now, Inc.

Financing Activities

For the fiscal year ended September 30, 2018, net cash provided by financing activities was $478,126, of which $345,035 was received from the sale of common stock, $175,000 was received from the issuance of convertible debt.

For the fiscal year ended September 30, 2017, net cash provided by financing activities was $405,035, of which $350,000 was received from the sale of common stock and $55,000 received from the issuance of notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue from Contracts with Customers”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  The Company early adopted this standard under the modified retrospective approach with no effect on opening equity.  The Company determined that the adoption of this standard did not have a material impact on its financial position or results of operations.

XSport

XSport recognizes revenue from the sale of its software application thorough subscriptions received from end users.  XSport had no revenues from its application during the years ended September 30, 2018 and 2017.

Shift Now

Shift Now recognizes service revenue when the service is completed under ASC Topic 606.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts.  The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate.  The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.  As of September 30, 2018 and 2017, the Company’s allowance for doubtful accounts was $10,000 and $0, respectively.

Intangible Assets

The Company periodically reviews the carrying value of intangible assets to determine whether impairment may exist. Intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, an impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. The Company uses level 3 inputs and a discounted cash flow methodology, along to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units.

Recent Accounting Standards

During the years ended September 30, 2018 and 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”.  The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time).  The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606.  Management has determined that the adoption of this accounting pronouncements has not had a material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended December 31, 2019.

In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)”.  The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company early adopted the ASU on September 30, 2018.  The Company determined that the adoption of this ASU had no material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, Robert Finigan, who is our Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which currently consists of Robert Finigan serving as our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments.  Our management concluded, as of September 30, 2018, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of September 30, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i)        Lack of Formal Policies and Procedures.  We utilize a third-party independent contractor for the preparation of our consolidated financial statements.  Although the consolidated financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

(iv)        Entity Level Risk Assessment.  We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

Our management believes the weaknesses identified above have not had any material effect on our financial results.  However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position	Since
Robert Finigan	43	Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	September 11, 2017

Maurice E. Durschlag	55	Director	September 11, 2017

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

Robert Finigan – Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Mr. Finigan has more than 20 years developing international brand strategies for retail, sports, gaming and technology brands.  Mr. Finigan has extensive experience with corporate strategy, branding, digital, marketing, and product development.  He served as the Chief Executive Officer of XSport Global, Inc. from May 2016 through the Merger date of September 11, 2017, and now serves as Chairman of the Board, CEO, and CFO of the post-Merger XSport Global.  From October 2012 to December 2016, he served as both Chief Branding Officer and Global Chief Marketing Officer of private-equity backed Modere, a global health and wellness brand.  As Chief Marketing Officer, he led a global transformation and rebranding effort, while playing a key force in driving growth objectives.  Prior to Modere, from January 2012 to May 2013, he served as Executive Vice President at Mood Media (TSX:MM), a provider of Experience Design solutions with more than 500,000 active client locations around the globe utilizing its digital media and content.  He was the founder, Chief Experience Officer/Creative Director of ettaingroup, Vice President at Bank of America, and has held various executive leadership roles in agencies, design firms, start-ups and new venture development concepts through his firm, Black Labs Ventures LLC.

We believe that Mr. Finigan’s significant experience relating to operational management and the public markets and his years of involvement with our company, makes him suitable to serve as a director of our company.

Maurice Durschlag – Director

Mr. Maurice E. (Hank) Durschlag has served as the Chairman of the Board of Directors of XSport Global, Inc. since September 11, 2017 (post-Merger).  Mr. Durschlag founded XSport Global, Inc. in May 2014 and served as its Chairman through the September 11, 2017 Merger date.  Mr. Durschlag is the Founder of FUSE Science, LLC (“FUSE”), and served as its President from November 2009 to April 2011.  From April 2006 to November 2009, Mr. Durschlag served as Chief Executive Officer and Chief Financial Officer for HealthSport, Inc. Mr. Durschlag was a founding partner of GlucoTec, Inc. (n/k/a Glytec) a developer and manufacturer of software related to intravenous dosing of medications (insulin) and other fluids used to manage hypoglycemia and hyperglycemia in acute care settings, and from 2006 to 2007, Mr. Durschlag served as CEO for GlucoTec, Inc.  Mr. Durschlag founded Maxx Motorsports, LLC (“Maxx”) a motorsports marketing and research & development company and from 1999 to 2005, Mr. Durschlag served as Maxx’s President.  From 1995 to 2000, Mr. Durschlag served as Vice President of Sales and Marketing for Diabetes Management Services, Inc. (“DMS”), a national diabetes products and service company with treatment modules focusing on acute care, and diabetes & pregnancy.  From 1999 to 2000, Mr. Durschlag also served as a member of the Board of Directors of DMS.  From 1986 to 1987, Mr. Durschlag served with the United States Army, 106th Military Intelligence Battalion, at Fort Richardson, Alaska. Mr.  Durschlag is a Graduate of California University of Pennsylvania, California, PA, where he earned his Bachelor’s Degree in Business Administration in 1989.  Mr. Durschlag is also a Graduate of Clemson University, Clemson, SC, where he earned his Master’s Degree in Business Administration in 1992.  Mr. Durschlag co-authored various patent applications, including (i) “Composition for the Transdermal Delivery of Bioactive Agents,” (ii) “Process for Electronically Bonding Molecules to Increase Dermal and Mucosal Tissue Absorption Characteristics,” (iii) “Edible Film for Transmucosal Delivery of Nutritional Supplements,” and (iv) “Systems and Methods for Accessing Diabetic Conditions.”

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

Committees of the Board

Our Board of Directors held no formal meeting in the fiscal year-ended September 30, 2018.  Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by all directors and filed with the minutes of the Company.

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

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to Mr. Robert Finigan, CEO, XSport Global, Inc., 1800 Camden Road, #107-196, Charlotte, NC  28203.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.”  All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number.  The name of any specific intended recipient should be noted in the communication.  We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2018, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended September 30, 2018 and 2017 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.  There were no executive officers of the Company whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name/ Principal Position	Year	Salary	Option Award	All Other Compen- sation	Total Compen- sation
Robert Finigan (1)	2018	$150,000		$12,500	$162,500
Chief Executive Officer	2017	$21,040	$-	$139,022	$160,062

Maurice Durschlag (2)	2018	$120,000	$-	$12,500	$132,500
Chief Marketing Officer	2017	$5,000	$-	$263,038	$268,038

(1)          Mr. Finigan was appointed as Chief Executive Officer of XSport Global, Inc. on May 15, 2016.  Total compensation does not include value of 1,500,000 options granted on May 15, 2016 which were cancelled at the September 11, 2017 Merger date.

(2)       Mr. Durschlag was appointed as Marketing Officer of XSport Global, Inc. on September 15, 2017 and previously served as the Chairman of the Board of XSport Global in 2016 and 2017.

Employment Agreements

Robert Finigan – Chief Executive Officer

On September 15, 2017, we entered into an employment agreement with Mr. Robert Finigan as our Chairman and Chief Executive Officer.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock (333,333 shares post-reverse stock split) that vests as to 125,000 shares (41,667 post-reverse stock split) on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.

On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $200,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.681 due the 3 for 1 reverse stock split.

Prior to the Merger, Mr. Finigan was issued a total of 3,703,492 shares of XSport Global common stock (1,234,497 share post-reverse stock split) under his employment agreements to serve at CEO, and including shares granted for director’s compensation.  Additionally, he was issued stock options to purchase up to 1,500,000 shares of common stock which were cancelled on the September 11, 2017 Merger date.

Maurice Durschlag

On September 15, 2017, we entered into an employment agreement with Mr. Maurice Durschlag as our Chief Marketing Officer.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Durschlag was also granted 1,000,000 shares of the Company’s common stock (333,333 shares post-reverse stock split) that vests as to 125,000 shares (41,667 shares post-reverse stock split) on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Durschlag also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Durschlag is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.

On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $180,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.681 due the 3 for 1 reverse stock split.

Prior to the Merger, Mr. Durschlag was issued 2,527,978 founder’s shares (842,659 share post-reverse stock split) when he founded the Company in May 2014 and was issued an additional 3,157,450 shares of XSport Global common stock (1,052,483 shares post-reverse stock split) under his employment agreements to serve as Chairman of the Board, including his election to convert certain unpaid salary to stock.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.  Our sole executive officer and each of our directors have neither received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation to them in connection with a termination of employment or change of control.

Equity Compensation Plans

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of September 30, 2018.  There were no exercises of options by executives or directors in the year ended September 30, 2018.  No additional stock vested under previously issued options, except as noted below.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Robert Finigan, CEO and Director (1)	-	-	-	-	-	500,000	$37,500	-	-
Maurice E. Durschlag, CMO and Director	-	-	-	-	-	500,000	$37,500	-	-

(1)         On May 15, 2016, Mr. Finigan was granted options to purchase 1,500,000 shares of XSport Global, Inc (pre-Merger, private company) common stock at an exercise price of $0.0501 per shares, that expire on May 31, 2022.  The options were cancelled at the Merger date on September 11, 2017.

Equity Compensation Plan Information and Issuances

Our current policy is that all full-time key employees are considered annually for the possible grant of stock options, depending upon employee performance.  The criteria for the awards are experience, uniqueness of contribution to our business and the level of performance shown during the year.  Stock options are intended to generate greater loyalty and help make each employee aware of the importance of their business success of the Company.  We currently have no outstanding equity compensation plan in place for the Company.  All options previously granted were out of plan options.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the fiscal year ended September 30, 2019.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert Finigan	-	$7,500	-	-	-	-	$7,500
Maurice Durschlag	-	$7,500	-	-	-	-	$7,500

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

The following tables set forth, as of January 25, 2019, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of January 25, 2019, there were 38,135,983 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class
Robert Finigan	3,803,699	10.0%
Maurice Durschlag	2,630,397	6.9%
Directors & Executive Officers as a group (2 persons)	6,434,096	16.9%

Other 5% Holders
Devin Bosch 5416 Challis Ford Lane, Charlotte, NC 28226	2,672,191	7.0%
Kenn Fickle 1415 Oakland Boulevard, Suite 219 Walnut Creek, CA 94595	2,672,191	7.0%
Steve Hall(3) 1300 S. Mint St #405, Charlotte, NC 28203	6,067,148	14.3%

(1)          The beneficial owner has sole voting and investment power with respect to the shares shown.

(2)          All ownership is beneficial and of record, unless indicated otherwise.

(3)          Includes warrants to purchase 631,985 shares of common stock. Mr. Hall is an affiliate of Signature Sports Group, Inc.

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of September 30, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Director Independence

Our Board of Directors consists of two directors, Mr. Maurice Durschlag and Mr. Robert Finigan, one of which, Mr. Robert Finigan, is also our sole executive officer.  Our securities are quoted on the OTC Markets Group, OTCQB, which does not impose director independence requirements upon the Company.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

Audit and Accounting Fees

Effective December 11, 2017, TAAD, LLP (“TAAD”) was dismissed as our independent registered public accounting firm.  On December 14, 2017, we engaged Friedman LLP (“Friedman”) as our new independent registered public accounting firm.  The following table sets forth the fees billed to the Company for professional services rendered by Friedman for each of the years ended September 30, 2018 and 2017:

	Friedman
Services	2018	2017
Audit fees	$77,440	$35,000
Audit-related fees	5,200	-
Tax fees	-	-
All other fees	-	-
Total fees	$82,640	$35,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended September 30, 2018 and 2017 were for professional services rendered by Friedman for the audits of our financial statements in our Annual Report on Form 10-K and the review of our financial statements included in our quarterly reports on Form 10-Q.

Audit-related Fees

The aggregate audit-related fees billed for the fiscal years ended September 30, 2018 were for assistance with our Form S-1 filing.

Tax and Other Fees

The aggregate tax and other fees billed for the fiscal years ended September 30, 2018 and 2017 were for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among TeleHealthCare, Inc., HeadTrainer, Inc. and HT Acquisition (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Articles of Amendment to Articles of Incorporation (3)

3.3	Bylaws (4)

4.1	Form of Series A Convertible Debenture (5)

4.2	Specimen Stock Certificate (6)

4.3	Registration Rights Agreement with Triton Funds LP, dated August 28, 2018 (7)

10.1	Form of Subscription Agreement for Series A Convertible Debenture (8)

10.2	Form of Subscription Agreement for Common Stock (9)

10.3	Employment Agreement, by and between the Company and Robert Finigan, dated September 15, 2017 (10)

10.4	Employment Agreement, by and between the Company and Maurice Durschlag, dated September 15, 2017 (11)

10.5	Purchase Agreement with Triton Funds LP, dated August 28, 2018 (12)

10.6	Amendment to Equity Purchase Agreement with Triton Funds LP, entered into on January 7, 2019 (13)

10.7	Employment Agreement, by and between the Company and Kristi Griggs, effective August 28, 2018 (14)

10.8	Convertible Promissory Note, by and between the Company and Kristi Greeson Griggs, dated August 10, 2018 (15)

10.9	Stock Purchase Agreement, by and between the Company and Kristi Griggs, dated August 28, 2018 (16)

10.10	Form of 8% Convertible Promissory Note (17)

10.11	Form of Securities Purchase Agreement (18)

10.12	Form of 10% Convertible Promissory Note (19)

10.13	Form of Common Stock Purchase Warrant (20)

10.14	Form of Convertible Promissory Note (21)

10.15	Form of Securities Purchase Agreement (22)

14.1	Code of Ethics (23)

21.1	Subsidiaries of the Company *

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1) Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2017.

(2) Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 13, 2018.

(3) Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 13, 2018.

(4) Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 3, 2015.

(5) Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2017.

(6) Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the SEC on July 27, 2018.

(7) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form on 8-K, filed with the Securities Commission on September 4, 2018.

(8) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2017.

(9) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2017.

(10) Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 13, 2018.

(11) Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 13, 2018.

(12) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form on 8-K, filed with the Securities Commission on September 4, 2018.

(13) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form on 8-K, filed with the Securities Commission on January 22, 2019.

(14) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2018.

(15) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2018.

(16) Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2018.

(17) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2018.

(18) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2018.

(19) Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2018.

(20) Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2018.

(21) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2019.

(22) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2019.

(23) Incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 3, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSPORT GLOBAL, INC.

By: /s/ Robert Finigan
Robert Finigan
Chief Executive Officer (Principal Executive Officer)

Date: January 30, 2019

By: /s/ Robert Finigan
Robert Finigan
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Finigan	Chairman of the Board of Directors	Date: January 30, 2019
Robert Finigan

/s/ Maurice Durschlag	Director	Date: January 30, 2019
Maurice Durschlag

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XSPORT GLOBAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XSport Global, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XSport Global, Inc. and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has an accumulated deficit of $10,488,439 as of September 30, 2018 and has suffered recurring losses from operations and has a net working capital deficiency as of September 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. If the Company is unable to successfully raise additional capital to satisfy the obligations, there could be a material adverse effect on the Company.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016

Marlton, New Jersey
January 30, 2019

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	September 30, 2017

ASSETS

Current assets
Cash	$87,595	$186,881
Accounts receivable, net	384,390	-
Prepaid expenses	20,900	6,995
Total current assets	492,885	193,876

Property and equipment, net	42,872	1,170
Intangible assets, net	128,647	-

Total assets	$664,404	$195,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$98,310	$-
Accounts payable and accrued liabilities	2,143,930	1,589,421
Accrued compensation to related parties	341,507	298,966
Current portion of long-term note payable	7,463	-
Notes payable - related parties	120,959	112,959
Current portion of convertible notes payable, net	146,816	137,646
Current portion of convertible notes payable - related parties	111,746	130,446

Total current liabilities	2,970,731	2,269,438

Long-term note payable, net	19,067	-
Long-term convertible notes payable, net	398,424	214,840
Long-term convertible notes payable, related party, net	15,000	-
Total long-term liabilities	432,491	214,840

Total liabilities	3,403,222	2,484,278

Commitments and contingencies (note 16)

Stockholders’ deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001; no shares issued or outstanding	-	-

Common stock, 500,000,0000 shares authorized; par value $0.001; 37,206,807 and 28,908,989 shares issued and outstanding as of September 30, 2018 and 2017, respectively	37,207	28,909
Additional paid-in capital	7,712,414	7,017,971
Accumulated deficit	(10,488,439)	(9,336,112)
Total stockholders’ deficit	(2,738,818)	(2,289,232)

Total liabilities and stockholders’ deficit	$664,404	$195,046

The accompanying footnotes are an integral part of these consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2018	2017

Revenue, net	$195,074	$-
Cost of revenue	117,753	-
Gross profit	77,321	-

Operating expenses:

Research and development	71,371	227,286
General and administrative	1,122,736	1,633,647
Gain on debt and payable extinguishment	-	(139,267)
Total operating expenses	1,194,107	1,721,666

Loss from operations	(1,116,786)	(1,721,666)

Other expense:
Interest expense	35,541	34,201
	35,541	34,201

Net loss	$(1,152,327)	$(1,755,867)

Net loss per common share - basic and diluted	$(0.04)	$(0.11)

Weighted average shares outstanding - basic and diluted	31,542,823	16,126,352

The accompanying footnotes are an integral part of these consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, October 1, 2016	13,563,162	$13,563	$5,630,898	$(7,580,245)	$(1,935,784)

Common stock issued for cash	387,623	388	114,612	-	115,000

Common stock issued for cash - merger offering	3,451,322	3,451	231,584	-	235,035

Stock based compensation	2,538,023	2,538	519,355	-	521,893

Stock based compensation - stock options	-	-	420,830	-	420,830

Shares issued for settlement of debt and payables	1,011,191	1,011	298,989	-	300,000

Recapitalization as a result of reverse merger shares issued	7,957,666	7,958	(202,590)	-	(194,632)

Beneficial conversion feature on convertible debt	-	-	4,293	-	4,293

Net loss	-	-	-	(1,755,867)	(1,755,867)

Balance, September 30, 2017	28,908,989	28,909	7,017,971	(9,336,112)	(2,289,232)

Common stock issued for cash	3,747,777	3,748	341,287	-	345,035

Stock based compensation	4,100,041	4,100	301,106	-	305,206

Common stock issued for acquisition of Shift Now, Inc.	450,000	450	52,050	-	52,500

Net loss	-	-	-	(1,152,327)	(1,152,327)

Balance, September 30, 2018	37,206,807	$37,207	$7,712,414	$(10,488,439)	$(2,738,818)

The accompanying footnotes are an integral part of these consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2018	2017

Cash flows used in operating activities:

Net loss	$(1,152,327)	$(1,755,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,557	2,257
Amortization of intangible assets	1,277	-
Amortization of debt discount	8,585	596
Stock-based compensation	30,000	52,253
Stock-based compensation - related parties	168,332	890,470
Gain on debt and payable extinguishment	-	(139,267)
Accrued interest	24,768	33,605
Changes in operating assets and liabilities:
Accounts receivable	(78,266)	-
Prepaid expenses	(13,905)	(6,995)
Accounts payable and accrued liabilities	265,401	385,477
Accrued compensation to related parties	42,541	195,421

Net cash used in operating activities	(701,037)	(342,050)

Cash flows from investing activities:

Acquisition of Shift Now, Inc., net of cash acquired	123,625	-
Net cash from investing activities	123,625	-

Cash flows from financing activities:

Proceeds from notes payable, related parties	-	-
Proceeds from convertible notes payable	175,000	50,000
Proceeds from convertible notes payable, related parties	-	5,000
Payments on convertible notes payable, related parties	(41,909)	-
Proceeds from sale of common stock	345,035	350,035

Net cash provided by financing activities	478,126	405,035

Increase (decrease) in cash	(99,286)	62,985

Cash – beginning of year	186,881	123,896
Cash – end of year	$87,595	$186,881

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable settled for common stock	$-	$100,000
Accounts payable and accrued expenses settled for common stock - related parties	$106,874	$200,000
Convertible notes and accounts payable assumed in merger	$-	$194,632
Common stock issued for acquisition	$52,500	$-
Convertible note payable issued for acquisition	$30,000	$-
Non-cash activities related to acquisition:
Current assets acquired	$429,750	$-
Current liabilities assumed	$396,306	$-
Property and equipment acquired	$44,259	$-
Intangible assets acquired	$129,924	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS

XSport Global, Inc. and Subsidiary (the “Company”, “XSport” or “We”), formerly known as TeleHealthCare, Inc. (“TeleHealthCare”), was incorporated under the laws of the State of Wyoming on December 10, 2012. Prior to the reverse merger described below, TeleHealthCare developed platforms in the telehealth industry

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with XSport Global, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of XSport Global, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”)(17,500,000 shares post-reverse split).  As a result of the Merger, XSport became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 15,666,666 shares (leaving approximately 7,957,666 post-split shares remaining prior to the Merger), and the sale of approximately 3,451,322 post-split shares at the Merger to accredited investors, the stockholders of XSport became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, including assets and liabilities associated with CarePanda, with the Company assuming approximately $195,000 of remaining liabilities and changing the name of the newly merged company to XSport Global, Inc.

As a result of the Merger, the 17,325,000 post-split newly-issued shares were issued to the pre-existing XSport shareholders for all of the outstanding capital stock of XSport.  XSport assumed net liabilities totaling $194,632, with the remaining assets and liabilities assumed by MD Capital Advisors, Inc., a Company owned by TeleHealthCare’s former CEO, in a split-off agreement.  For accounting purposes, XSport was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company.  Accordingly, XSport’s assets, liabilities and results of operations became the historical consolidated financial statements of the Company and the Company’s assets, liabilities and results of operations was consolidated with XSport effective as of the date of the Merger.  No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On August 28, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common on the basis of three (3) shares for one (1) new share.  Our shareholders approved the reverse split through a special meeting held on November 2, 2017.  FINRA effected the reverse stock split in July 2018.  Our authorized common stock will remain unchanged with 500,000,000 shares of common stock.  No fractional shares will be issued in connection with the reverse stock split.  Additionally, the Board of Directors and shareholders approved the authorization of 10,000,0000 shares of blank check preferred stock with a par value of $0.001 per share. All share or per share information included in these consolidated financial statements gives effect to the reverse split.

On March 22, 2018, the Board of Directors and Majority Shareholders approved an amendment to our Articles of Incorporation to change our name to XSport Global, Inc.

As a result of the Merger with XSport Global, our business plan has shifted to mobile applications for athletes of all ages and all skill levels, designed to engage and improve cognitive abilities.  We are focused on developing a unique, industry-leading iOS and Android cognitive training mobile device application platform called XSport Global that we believe is differentiated from other players in the cognitive training space with a primary focus on the youth sports markets.

XSport Global, Inc.

HeadTrainer, Inc. was incorporated in the state of North Carolina on May 13, 2014.  It subsequently changed its original name of Head Trainer, Inc. to HeadTrainer, Inc, then subsequently to XSport Global, Inc.

XSport Global (formerly known as HeadTrainer, Inc.) was established to create, develop, promote, market, produce, and distribute online/mobile application cognitive training tools initially intended for the youth, millennial and adult sports markets.  The Corporation initially intends to outsource product manufacturing, distribution and the majority of its marketing efforts. The Corporation may work in conjunction with other organizations that provide computer programming, graphic design, and marketing expertise, and/or accomplish these same tasks in-house.

Shift Now Acquisition

On August 28, 2018, the Company entered into a stock purchase agreement (the “Agreement”) whereby the Company agreed to acquire all of the outstanding capital stock of Shift Now, Inc., a North Carolina corporation (“Shift Now”).  The purchase price consisted of 700,000 shares of our common stock, par value $0.001 per share, with a value of $0.075 per share totaling $52,500, (of which 250,000 shares are contingent on meeting future performance targets) and two convertible promissory notes for $30,000.

Also, on August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now Division (See note 7).  Additionally, as additional consideration, the Company shall issue the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement. Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement.

Shift Now is a full-service strategic, creative and digital marketing agency.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The Company has a September 30 year-end.

Basis of Consolidation

The consolidated financial statements include the accounts of XSport Global, Inc. and its wholly-owned subsidiary and HeadTrainer, as of and for the years ended September 30, 2018 and 2017, as well as the accounts of its wholly-owned subsidiary Shift Now from August 28, 2018 through September 30, 2018. All significant intercompany transactions have been eliminated in consolidation.

Business Segments

The Company has two business segments.  XSport Global is focused on the development and sale software applications through subscriptions to end users.  Shift Now provides marketing services to businesses.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue from Contracts with Customers”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  The Company early adopted this standard under the modified respective approach with no effect on opening equity.  The Company determined that the adoption of this standard did not have a material impact on its financial position or results of operations.

XSport

XSport recognizes revenue from the sale of its software application thorough subscriptions received from end users.  XSport had no revenues from its application during the years ended September 30, 2018 and 2017.

Shift Now

Shift Now recognizes service revenue when the service is completed under ASC Topic 606.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts.  The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate.  The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.  As of September 30, 2018, and 2017, the Company’s allowance for doubtful accounts was $10,000 and $0, respectively.

Property and Equipment

Property and equipment consists of computer equipment, and furniture and fixtures, and is recorded at cost, less accumulated depreciation.  Property and equipment is depreciated on a straight-line basis over its estimated life of three to seven years. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. Based on our analysis, there have been no impairment charges recorded during the years ended September 30, 2018 and 2017.

Intangible Assets

The Company periodically reviews the carrying value of intangible assets to determine whether impairment may exist. Intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, an impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. The Company uses level 3 inputs and a discounted cash flow methodology, along to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company has reflected the aspects of the Act as it relates our calculations as of September 30, 2018.

Fair value

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, notes payable and convertible notes payable.  The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed.  All other advertising and promotional costs are expensed in the period incurred.  Total advertising expense for the years ended September 30, 2018 and 2017 was $4,000 and $600, respectively.  The Company’s mobile device application was inactive and not sold during the years ended September 30, 2018 and 2017.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year ended September 30,
	2018	2017

Convertible notes	6,667,761	4,071,412
Warrants	1,263,989	1,263,989
Potentially dilutive securities	7,931,750	5,335,401

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended March 31, 2019.

In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)”.  The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company early adopted the ASU on September 30, 2018.  The Company determined that the adoption of this ASU had no material impact on its financial position or results of operations.

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

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficiency of approximately $2.5 million, has incurred a loss since inception resulting in an accumulated deficit of approximately $10.5 million as of September 30, 2018, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company and cash on hand will not be sufficient for the next twelve months from the issuance of these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

	September 30, 2018	September 30, 2017

Computer equipment	$14,302	$7,351
Autos	37,308	-
	51,610	7,351
Less: accumulated depreciation	(8,738)	(6,181)
	$42,872	$1,170

Depreciation expense was $2,557 and $2,257 for the years ended September 30, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the following:

	September 30, 2018	September 30, 2017

Trade name and trademarks	$10,000	$-
Customer base	119,924	-
	129,924	-
Less: accumulated amortization	(1,277)	-
	$128,647	$-

The intangible assets have an estimated useful life ranging from 5 to 9 years.

The Company performed this evaluation of our intangible assets as of September 30, 2018 and determined no impairment was necessary.

NOTE 6 – ACQUISITION

Shift Now, Inc.

On August 28, 2018, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Shift Now for a total purchase price of $82,500.  The purchase price  included 700,000 shares of our common stock with a value of $52,500 and a convertible promissory note for $30,000.  250,000 shares of the 700,000 shares are contingent on future performance targets.

The total purchase price for Shift Now was allocated as follows:

Intangible assets	$129,924
Cash	123,625
Current assets	306,125
Note receivable – related party	3,183
Property and equipment	44,259
Line of credit	(98,310)
Note payable	(30,000)
Current liabilities	(396,306)
Total net assets acquired	$82,500
The purchase price consists of the following:
Convertible notes payable – related party	$30,000
Common Stock	52,500
Total purchase price	$82,500

Amortization of the intangible assets are deductible for tax purposes.

Intangible assets consist of customer base totalling $119,924 and trade name and trademarks totalling $10,000, with an estimated remaining useful life of 9 years and 5 years, respectively.  Total amortization expense related to the intangible assets during the year ended September 30, 2018 was $1,277, resulting in an unamortized balance of $128,647 as of September 30, 2018.

Proforma Information

The accompanying consolidated financial statements include the results of operations of Shift Now for the period from August 28, 2018 through September 30, 2018, of which Shift Now contributed approximately $195,000 of revenue and a net loss of approximately $26,000.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the acquisition of Shift Now had it been consummated on October 1, 2016. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Shift Now acquisition and does not include operational or other charges which might have been affected by the Company, including any pro forma adjustments for amortization of intangible assets which approximates $1,277 per month. The unaudited pro forma information for the year ended September 30, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Year Ended September 30,	Year Ended September 30,
	2018	2017
Net revenue	2,581,777	$3,967,488
Cost of revenues	1,611,870	2,658,849
Operating expenses	2,164,561	3,317,686
Net loss	(1,228,635)	$(2,043,869)
Net loss per share – basic and diluted	$0.04	$0.13

NOTE 7- RELATED PARTIES

In June 2014, the Company entered into an agreement with HIP, LLC (“HIP”), a company owned by the Company’s Chairman. Per the agreement, in exchange for the intellectual property consisting of certain patents and trademarks, the Company is to pay HIP periodic royalty payments equal to 1.75% of the revenue derived from the sale of any product incorporating the intellectual property.  There were no revenue from these products for the years ended September 30, 2018 and 2017.

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of September 30, 2018 and 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognized from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  There were no material revenues during this period.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of September 30, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities (as well as the convertible note payable for $50,000) on the accompanying consolidated balance sheets.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founders, Mr. Maurice Durschlag, to serve as Chairman of the Board of Directors (the “Former Chairman and current Director and CMO”).   The agreement has a term of seven years, renewable in two-year increments upon the approval of the Board of Directors of the Company and provides for an annual salary of $150,000.  Additionally, the agreement includes compensation of .0125% of gross revenue after successful launch of the Company’s product, subject to approval by the board of directors.  There were no product revenue during the years ended September 30, 2018 and 2017.  In February and November 2016, the Former Chairman and current Director and CMO and the Company entered into a deferred salary conversion agreement, whereby the Former Chairman and current Director and CMO agreed to convert a total of $131,000 of unpaid salary into 1,139,480 shares (379,827 post-reverse stock split) of the Company’s common stock.  In June 2018, the company issued 697,504 common shares to the Former Chairman and current Director and CMO in payment of $47,500 of unpaid salary.   As of September 30, 2018, and September 30, 2017, a total of $27,750 and $75,250, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.  In June 2018, the Company granted the Former Chairman and current Director and CMO 241,667 shares, with a fair value of $18,125, for incentive and past services as a director.  He currently still serves as a director and CMO.

On September 15, 2017, we entered into an amended employment agreement with Mr. Maurice Durschlag as our CMO.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Durschlag was also granted 1,000,000 shares of the Company’s common stock (333,333 shares post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Durschlag also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Durschlag is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of September 30, 2018 and 2017, a total of $60,000 and $5,000, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $180,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.681 due the 3 for 1 reverse stock split. In October 2018, the Company issued 271,094 shares of the Company’s common stock with a value of $20,332 in payment for unpaid salary under the agreement.

On May 15, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CEO, Mr. Robert Finigan, terminating by either party upon 60-day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CEO shall begin receiving a salary of $100,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CEO shall begin receiving a salary of $200,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,500,000 stock options (500,000 post-reverse split) of the pre-Merger XSport Global, Inc. common stock at a price of $0.051 per share and a fair value of $371,858. The options became fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 13). These options were cancelled on the Merger date.  Accrued salary under this agreement was $0 and $21,352 as of September 30, 2018 and 2017, respectively, and is included in accrued compensation to related parties on the accompanying balance sheet.   On May 19, 2017, the Company granted 1,011,191 shares (337,064 post-reverse split) with a value of $100,000 in lieu of salary under this agreement, of which $0 and $33,836 were earned and included in stock-based compensation – related party for the year ended September 30, 2018 and 2017, respectively.

On September 15, 2017, we entered into an amended employment agreement with Mr. Robert Finigan as our Chairman and CEO.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock (333,333 post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of September 30, 2018 and 2017, a total of $42,327 and $3,655, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. In June 2018, the company granted Mr. Finigan 1,263,989 shares and 871,880 shares of common stock for unpaid wages as Chairman and CEO, as well as 241,667 shares for incentives and director services. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $200,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.681 due the 3 for 1 reverse stock split.  In October 2018, the Company issued 324,749 shares of the Company’s common stock with a value of $24,356 in payment for unpaid salary under the agreement.

On May 27, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CTO, terminating by either party upon 60-day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CTO shall begin receiving a salary of $75,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CTO shall begin receiving a salary of $150,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,125,000 stock options of the pre-Merger XSport Global, Inc. common stock at a price of $0.051 per share.  The options become fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 13).  These options were cancelled on the Merger date.  On May 27, 2017, the Company granted 252,798 shares with a value of $75,000 in lieu of salary under this agreement.  The CTO resigned in August 2017.

Also, on August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now Division.  The Employment Agreement provides that upon consummation of the Merger, Employee shall be entitled to receive a salary of $100,000 per year plus a bonus of 5% of net revenue of clients managed by Employee or 1.5% of total gross revenues of Shift Now to be paid on the last pay period of the month for the prior month’s activity.  Additionally, as additional consideration, the Company shall issue the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement. Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement.  The Employee may receive severance of the greater of six months’ salary or $50,000 upon termination of the Employment Agreement and shall be entitled to retain all equity ownership earned as of the date of termination.

As of September 30, 2018 and 2017, an additional $47,806 and $47,364, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying balance sheet.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows at September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017

Accounts payable	$611,840	$363,527
Accrued consulting and brand endorsement fees	1,361,666	1,161,249
Accrued other	170,424	64,645
	$2,143,930	$1,589,421

NOTE 9 – LINE OF CREDIT, NOTES PAYABLE RELATED PARTY AND NON-RELATED PARTY

Notes payable

The company has a note payable dated January 2017 to a finance company for the finance of an automobile. The note bears interest at 3.25% per and calls for 60 monthly payments of $685 per month through March 2022.  Total balance of the note is $26,530 as of September 30, 2018, with current maturities of $7,463 and long-term maturities of $19,067.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $98,310 and $0 as of September 30, 2018 and 2017.  The line bears interest at prime rate (5.25% as of September 30, 2018), or a minimum of 4.5%, is collateralized by substantially all assets of the Company, and matures on May 15, 2019.

Notes payable – related parties

Current related party notes payable are as follows at September 30, 2018 and 2017, respectively:

	September 30, 2018	September 30, 2017

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of September 30, 2018.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	18,959	10,959
	$120,959	$112,959

Interest expense related to these notes for the years ended September 30, 2018 and 2017 was $8,000 and $7,979, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at September 30, 2018 and 2017, respectively:

	Sept. 30, 2018	Sept. 30, 2017

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of September 30, 2018 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	10,000	10,000

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0615 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $16,576 and $25,161 as of September 30, 2018 and 2017, respectively. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger.	223,424	214,840

Three convertible denture notes payable dated in August and September 2018, including interest at 0% (12% after an event of default) due in August and September of 2021, convertible at any time into shares of the Company’s common stock at $0.075 per share.	175,000	-

	508,424	324,840

Accrued interest	36,816	27,646
	545,240	352,486
Less current portion	(146,816)	(137,646)
Long-term convertible notes payable, net	$398,424	$214,840

Interest expense related to these notes for the years ended September 30, 2018 and 2017 was $11,210 and $15,424, respectively.   Amortization of the debt discount was $8,585 and $596 for the years ended September 30, 2018 and 2017, respectively, and included in interest expense for each period on the accompanying consolidated statement of operations.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at September 30, 2018 and 2017, respectively:

	Sept. 30, 2018	Sept. 30, 2017

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of September 30, 2018 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $1.47 per share, currently in default. The Company paid $41,909 towards this note in June 2018.	8,091	50,000

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	5,000	5,000

Convertible notes payable, with a shareholder as part of the purchase price of Shift Now, Inc., dated August 10, 2018, including interest at 5%, convertible into shares of the Company’s common stock at $0.075 per share on August 10, 2019. 50% of the principal and interest are due on August 19, 2019, with the balance due August 19, 2020.	30,000	-
	93,091	105,000
Accrued interest	33,655	25,446
	126,746	130,446
Less current portion	(111,746)	(130,446)
Long-term convertible notes payable, related parties	$15,000	$-

Interest expense related to these notes for the years ended September 30, 2018 and 2017 was $8,000 and $10,203, respectively.

NOTE 12 – COMMON STOCK

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

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”) (17,500,000 shares post-reverse stock split).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (15,666,667 shares post-reverse stock split) (leaving approximately 24,000,000 shares remaining prior to the Merger or 8,000,000 shares post-reverse stock split), and the sale of approximately 10,000,000 shares (3,333,333 shares post-reverse stock split) at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, including assets and liabilities associated with CarePanda, with the Company assuming approximately $195,000 of remaining liabilities and changing the name of the newly merged company to HeadTrainer, Inc.  All TeleHealthCare stock options or warrants expired by September 30, 2017.  Warrants to purchase an aggregate of 1,500,000 shares of common stock (500,000 shares post-reverse stock split) remain from HeadTrainer, with a total of 2,625,000 HeadTrainer stock options cancelled (875,000 post-reverse stock split) (See Note 12).

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

Transactions during the year ended September 30, 2018 (all shares are post-reverse stock split):

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

In June 2018, the Company granted the Company’s CEO and CMO an aggregate of 3,316,707 shares of the Company’s common stock for services with an aggregate fair value of approximately $248,000, of which $106,874 was credited against accrued payroll due.

In August 2018, the Company issued 450,000 shares in conjunction with the acquisition of Shift Now, Inc., at a price of $0.075 per share (see Note 6). Pursuant to the purchase agreement, the Company will issue an additional 250,000 shares based on Shift Now’s performance targets.

In August 2018, the Company received aggregate proceeds of $25,000 from an investor for the sale of a total of 333,333 shares of the Company’s common stock at a price of $0.075 per share.

In September 2018, the Company issued 400,000 shares to a consultant for services at a price $0.075 per share based on most recent equity raise.  The share issuance was in connection with a purchase agreement with Triton, to which Triton has agreed to purchase from us up to $1,000,000 of our common stock (subject to certain limitations). Also on August 29, 2018, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with Triton, pursuant to which we have filed with the SEC the registration statement that includes this prospectus to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares that have been or may be issued to Triton under the Purchase Agreement.  No funds have been raised to date under this Agreement.

During the year ended September 30, 2018, the Company’s CEO was granted 333,333 shares of restricted common stock as part of future compensation and vested in 208,333 of those shares at $0.0681 per share, with a total value of $14,188 for services pursuant to his employment agreement dated September 15, 2017.  These shares have not yet been issued, however, the compensation expense has been recognized.  Total unrecognized compensation for these stock grants was approximately $8,513 as of September 30, 2018.

During the year ended September 30, 2018, the Company’s Chief Marketing Officer was granted 333,333 shares of restricted common stock as part of future compensation and vested in 125,000 of those shares at $0.0681 per share, with a total value of $14,188 for services pursuant to his employment agreement dated September 15, 2017.  These shares have not yet been issued, however, the compensation expense has been recognized.  Total unrecognized compensation for these stock grants was approximately $8,513 as of September 30, 2018.

Transactions during the year ended September 30, 2017 (all shares are post-reverse stock split):

On November 7, 2016, the two consultants agreed to convert a total of $300,000 of consulting fees earned in 2015 and 2016 into 1,011,191 shares of the Company’s common stock at a price of $0.30 per share.

On November 30, 2016, the Company granted 421,330 shares of common stock at $0.30 per share, with a total value of $125,000, to the Company’s former Chairman of the Board for services pursuant to his amended employment agreement dated April 22, 2015.

In January of 2017, the company received $25,000 from an accredited investor for 84,266 shares of the Company’s common stock at a price of $0.30 per share.

In February of 2017, the Company received $50,000 from an accredited investor for 168,532 shares of the Company’s common stock at a price of $0.30 per share.

In May of 2017, the Company received an aggregate of $40,000 from two accredited investors for 134,825 shares of the Company’s common stock at a price of $0.30 per share.

In August and September of 2017, the Company received an aggregate of $235,035 from accredited investors for 3,451,322 shares of the Company’s common stock at a price of $0.0681 per share.

During the year ended September 30, 2017, the Company’s Chairman of the Board agreed to convert $62,500 of deferred salary earned in 2016 into 210,665 shares of the Company’s common stock at a price of $0.30 per share.

During the year ended September 30, 2017, the Company’s president earned 209,626 shares of common stock at $0.30 per share, with a total value of $62,192 for services pursuant to his amended employment agreement dated May 16, 2016.

During the year ended September 30, 2017, the Company’s CTO earned 165,531 shares of common stock at $0.30 per share, with a total value of $49,110 for services pursuant to his amended employment agreement dated May 27, 2016.

During the year ended September 30, 2017, the Company’s Chief Marketing Officer earned 105,332 shares of common stock at $0.0681 per share, with a total value of $2,838 for services pursuant to his employment agreement dated September 15, 2017.

During the year ended September 30, 2017, the Company’s CEO earned 105,999 shares of common stock at $0.0681 per share, with a total value of $2,838 for services pursuant to his employment agreement dated September 15, 2017. Additionally, the CEO was granted 631,994 shares of common stock with a value of $0.0681 per share ($17,025 total) pursuant to the change of control clause in the CEO’s previous employment agreement dated June 16, 2017.

During the year ended September 30, 2017, a total of 410,433 common shares were earned by directors for services at a fair value of $121,767, or $0.30 per share.

During the year ended September 30, 2017, a total of 188,896 shares were earned by consultants and medical advisors for consulting services with an aggregate fair value of $52,253.

During the year ended September 30, 2017, the Company granted NUWA an additional 88,884 shares with a fair value of $26,370, or $0.30 per share, under their non-dilution clause included in the April 22, 2016 agreement.  No further non-dilution shares are due under the agreement.

NOTE 13 - STOCK OPTIONS AND WARRANTS

As of September 30, 2018, the Company had no outstanding stock options and warrants outstanding to purchase approximately 1.3 million common shares (post-reverse split).  The warrants have terms of 5 to 10 years and have an exercise price of $0.21.  These warrants were issued in April and May of 2016 while XSport Global was a private company as follows:

On April 21, 2016, the Company issued a warrant for 1,895,983 shares of common stock (631,994 shares post-reverse split) to NUWA Consulting Group pursuant to their agreement to purchase common stock (see Note 10).  The warrants have a 5-year term and exercise price of $0.21.  The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 1.93 percent, and annualized volatility of 274%. These warrants were not converted in the Merger and remain outstanding.

On May 18, 2016, the Company issued a warrant for 1,895,983 shares of common stock (631,994 shares post-reverse split) under a Debt Restructure and Conversion Agreement with a consultant.  The warrants have a 10-year term and an exercise price of $0.21.  The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, contractual term of 10 years, risk free rate of 2.45 percent, and annualized volatility of 277%. These warrants were not converted in the Merger and remain outstanding.

NOTE 14 – CONCENTRATIONS

Significant Customers

As of September 30, 2018, the company had accounts receivable balances comprising 28%, 12% and 11% of total accounts receivable from three customer.

During the year ended September 30, 2018, the company had revenues comprising 28%, 19% and 11% of total revenues from three customers.

NOTE 15 – OPERATING LEASE

The Company entered into a lease agreement for office space in August 2017 for a total monthly rental of $1,995 and a term of 24 months.

The Company’s subsidiary, Shift Now, entered into a lease for office space in November 8, 2017 for a total monthly rental of $2,500 per month through December 31, 2018.  Shift Now renewed this lease through December 31, 2019 at $2,500 per month.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually.  The agreements have a ten-year term and provide for one-year extensions by agreement of both parties.  The future compensation to brand ambassadors is approximately $1,400,000, to be earned during the period from January 1, 2018 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross product subscription revenue received by the Company for all non-US subscriptions.  Accrued royalties under these agreements were not material as of September 30, 2018 or September 30, 2017 as the Company had no product sales.  Total accrued expense under these agreements was $450,000 and $250,000 respectively, as of September 30, 2018 and 2017, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of September 30, 2018. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete.  Accrued royalties under these agreements were not material as of September 30, 2018 and, 2017 as the Company had no product revenues during the years ended September 30, 2018 and 2017.  Total accrued expense related to these agreements was $775,000 as of September 30, 2018 and 2017, respectively.  All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid for products sales to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company's Founder as disclosed in Related Party footnote, however there have been no product sales through the year ended September 30, 2018.

The Company is to pay commissions to Apple and Google in consideration for services as the Company’s agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user.  The Company’s application was inactive during the years ended September 30, 2018 and 2017.

On August 28, 2018, the Company entered into a Stock Purchase Agreement with Shift Now (see note 6), which includes the issuance of 125,000 incentive shares of common stock based on gross revenue targets of $500,000 during the 12 months following the closing of the acquisition, plus an additional 125,000 shares of common stock base on gross revenue targets of $500,000 during the following 12 months.

NOTE 17 - INCOME TAXES

As of September 30, 2018, the Company had federal and state net operating loss carryforwards of approximately $6.5 million available to reduce future years’ taxable income through 2037.  Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.   Deferred tax assets are established using the U.S. federal statutory tax rate of 21.0% and a state tax rate, net of federal benefit, of 2.6%.

Income tax expense attributable to pretax loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following:

	For the Year Ended
	September 30, 2018	September 30, 2017

Computed “expected” tax expense	$(242,000)	$(597,000)
Increase (reduction) in income tax resulting from:
Change in valuation allowance	230,000	330,000
State taxes, net of federal benefit	(36,000)	(46,000)
Non-deductible losses and expenses	48,000	313,000

Total income tax	$-	$-

The components of the deferred tax asset and the amount of the valuation allowance are as follow:

	September 30, 2018	September 30, 2017
Deferred tax asset attributed to:
Net operating losses	$1,570,000	$1,980,000
Less, valuation allowance	(1,570,000)	(1,980,000)
Net deferred tax assets	$-	$-

The decrease in the valuation allowance of approximately $410,000 during the year ended September 30, 2018 primarily represents the  change in the US federal corporate tax rate from 35% to 21% as applied to in the net operating loss carry-forwards.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. Additionally, net operating losses incurred after January 1, 2018 can be carried forward indefinitely. The Company has reflected the aspects of the Act as it relates our calculations as of September 30, 2018.

NOTE 18 - BUSINESS SEGMENT INFORMATION

As of September 30, 2018, the Company had two operating segments, XSport and Shift Now.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services.  The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2.  The Company evaluates performance based primarily on income (loss) from operations.

Operating results for the business segments of the Company were as follows:

	XSport	Shift Now	Total
Year Ended September 30, 2018
Net sales	$-	$195,074		$195,074
Loss from operations	$(1,091,965)	$(24,822)		$(1,116,786)

Year Ended September 30, 2017
Net sales	$-	$-	$
Income (loss) from operations	$(1,721,666)	$-		$(1,721,666)

Total Assets
September 30, 2018	$283,485	$380,919		$664,404
September 30, 2017	$195,046	$-		$195,046

NOTE 19 – SUBSEQUENT EVENTS

On December 17, 2018, the Company consummated the offering of an 8% Convertible Promissory Note in the principal amount of $57,000 (the “8% Note”) and a 10% Convertible Promissory Note in the principal amount of $110,000 (the “10% Note” and, together with the 8% Note, the “Notes”), respectively, in private placements to accredited investors.  The 10% Note was issued for the purchase price of $100,000 and included an original issue discount of $10,000.

In connection with the sale of the 10% Note, the Company also entered into a Securities Purchase Agreement relating to the sale of the 10% Note (the “Purchase Agreement”), and a Common Stock Purchase Warrant (the “Warrant”) providing for the purchase of up to 372,754 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

The 8% Convertible Promissory Note

The 8% Note will mature on December 14, 2019, and bears interest at a rate of 8% per annum.  It is convertible into Common Stock on any date after June 12, 2019, after which the 8% Note may be converted into Common Stock at a 40% discount to the Common Stock’s lowest trading price during the 20 trading days prior to the date of the conversion notice.  Such conversion is subject to certain additional terms and conditions, including a waivable limitation on the noteholder’s ability to convert the 8% Note into an amount of Common Stock that would result in the noteholder, together with its affiliates, owning more than 4.99% of the outstanding Common Stock.

The 8% Note may be prepaid in full on any day on or prior to June 12, 2019 but is subject to prepayment premiums that increase over time.  Upon maturity of the 8% Note, those prepayment premiums cease to be effective.

No mandatory redemption or sinking fund provisions are provided for in the 8% Note.  However, the 8% Note is subject to certain additional terms and conditions, including certain remedies in connection with certain customary events of default.

The 10% Convertible Promissory Note

The 10% Note will mature on December 17, 2019, and bears interest at a rate of 10% per annum.  It is convertible into Common Stock at any time, at a 35% discount to the Common Stock’s lowest trading price during the 20 full trading days prior to the conversion date.  Such conversion is subject to certain additional terms and conditions, including a waivable limitation on the noteholder’s ability to convert the 10% Note into an amount of Common Stock that would result in the noteholder, together with its affiliates, owning more than 4.99% of the outstanding Common Stock, and an non-waivable limitation on the noteholder’s ability to convert the 10% Note into an amount of Common Stock that would result in the noteholder, together with its affiliates, owning more than 9.99% of the outstanding Common Stock.

The 10% Note may be prepaid in full on any day on or prior to June 15, 2019 but is subject to prepayment premiums that increase over time.  Upon maturity of the 10% Note, those prepayment premiums cease to be effective.

No mandatory redemption or sinking fund provisions are provided for in the 10% Note.  However, the 10% Note is subject to certain additional terms and conditions, including certain remedies in connection with certain customary events of default.

In connection with the sale of the 10% Note, the Company entered into a Purchase Agreement relating to the sale of the 10% Note, which includes certain customary representations and warranties, and pursuant to which the Company agreed to comply with certain customary affirmative and negative covenants during the period the 10% Note is outstanding.

In connection with the sale of the 10% Note, the Company also issued the noteholder a Warrant, expiring on December 17, 2023 and providing for the purchase of up to 372,754 shares of Common Stock at an exercise price of $0.50 per share.  Exercise of the warrant is subject to certain additional terms and conditions, including a limitation on exercise in the event it would result in the noteholder (together with its affiliates) beneficially owning in excess of 4.99% of the issued and outstanding Common Stock.

Stock issuances

In October 2018, the Company issued 271,094 and 324,749 shares of common stock to the Company’s CMO and CEO, respectively, for deferred wages, with a value of $0.075 per share. Total accrued wages were $87,750 and $42,327, respectively, as of September 30, 2018.

In October 2018, the Company issued 333,333 shares of the Company’s common stock to an accredited investor at a price of $0.075 per share.