Form 10-Q
period 2018-12-31
XSport Global, Inc.
filed 2019-02-19
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 19, 2019, there were 38,135,984 shares of the registrant’s common stock outstanding.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XSPORT GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	September 30, 2018

ASSETS

Current assets
Cash	$84,244	$87,595
Accounts receivable, net	418,708	384,390
Prepaid expenses	59,621	20,900
Total current assets	562,573	492,885

Property and equipment, net	38,711	42,872
Intangible assets, net	124,816	128,647

Total assets	$726,100	$664,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$98,310	$98,310
Accounts payable and accrued liabilities	2,308,497	2,143,930
Accrued compensation to related parties	403,480	341,507
Current portion of long-term note payable	4,448	7,463
Notes payable - related parties	122,975	120,959
Current portion of convertible notes payable, net	296,027	146,816
Current portion of convertible notes payable - related parties	113,701	111,746
Derivative liability	55,000	-

Total current liabilities	3,402,438	2,970,731

Long-term note payable, net	19,067	19,067
Long-term convertible notes payable, net	415,572	398,424
Long-term convertible notes payable, related party, net	15,000	15,000
Total long-term liabilities	449,639	432,491

Total liabilities	3,852,077	3,403,222

Commitments and contingencies (note 16)

Stockholders’ deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001; no shares issued or outstanding	-	-

Common stock, 500,000,0000 shares authorized; par value $0.001; 38,135,984 and 37,206,807 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	38,136	37,207
Additional paid-in capital	7,876,173	7,712,414
Accumulated deficit	(11,040,286)	(10,488,439)
Total stockholders’ deficit	(3,125,977)	(2,738,818)

Total liabilities and stockholders’ deficit	$726,100	$664,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2018	2017

Revenue, net	$522,167	$-
Cost of revenue	300,079	-
Gross profit	222,088	-

Operating expenses:

Research and development	70,064	48,490
General and administrative	524,518	186,940

Total operating expenses	594,582	235,430

Loss from operations	(372,494)	(235,430)

Other expense:
Interest expense	179,353	7,707
	179,353	7,707

Net loss	$(551,847)	$(243,137)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	37,974,388	29,770,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2018	37,206,807	$37,207	$7,712,414	$(10,488,439)	$(2,738,818)

Common stock issued for cash	333,334	333	24,667	-	25,000

Shares issued for deferred wages of related parties	595,843	596	44,092	-	44,688

Beneficial conversion feature on convertible debt			70,656	-	70,656

Warrants issued with convertible debt recorded as debt discount			24,344	-	24,344

Net loss	-	-	-	(551,847)	(551,847)

Balance, December 31, 2018	38,135,984	$38,136	$7,876,173	$(11,040,286)	$(3,125,977)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31,
	2018	2017

Cash flows used in operating activities:

Net loss	$(551,847)	$(243,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,161	469
Amortization of intangible assets	3,831	-
Amortization of debt discount	112,889	2,146
Recognition of fair value of derivative liability	55,000	-
Stock-based compensation - related parties	-	5,676
Accrued interest	4,427	5,561
Changes in operating assets and liabilities:
Accounts receivable	(34,318)	-
Prepaid expenses	(38,721)	(51,134)
Accounts payable and accrued liabilities	164,566	14,852
Accrued compensation to related parties	106,661	33,332

Net cash used in operating activities	(173,351)	(232,235)

Cash flows from financing activities:

Proceeds from convertible notes payable, net	145,000	-
Proceeds from sale of common stock	25,000	60,000

Net cash provided by financing activities	170,000	60,000

Decrease in cash	(3,351)	(172,235)

Cash – beginning of period	87,595	186,881
Cash – end of period	$84,244	$14,646

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for accrued compensation of related parties	$44,688	$-
Beneficial conversion feature on convertible notes	$70,656	$-
Warrants issue in connection with debt recorded as debt discount	$24,344	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - NATURE OF THE ORGANIZATION AND BASIS OF PRESENTATION

XSport Global, Inc. and Subsidiary (the “Company”, “XSport” “Us,” “Our” or “We”), formerly known as TeleHealthCare, Inc. (“TeleHealthCare”), was incorporated under the laws of the State of Wyoming on December 10, 2012.  Prior to the reverse merger described below, TeleHealthCare developed platforms in the telehealth industry.

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

On August 28, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common on the basis of three (3) shares for one (1) new share.  Our shareholders approved the reverse split through a special meeting held on November 2, 2017.  FINRA effected the reverse stock split in July 2018.  Our authorized common stock remained unchanged with 500,000,000 shares of common stock.  No fractional shares were issued in connection with the reverse stock split.  Additionally, the Board of Directors and shareholders approved the authorization of 10,000,0000 shares of blank check preferred stock with a par value of $0.001 per share. All share or per share information included in these consolidated financial statements gives effect to the reverse split.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2018.  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The Company has a September 30 year-end.

Basis of Consolidation

The consolidated financial statements include the accounts of XSport Global, Inc. and its wholly-owned subsidiaries HeadTrainer, Inc. and Shift Now, Inc.  All significant intercompany transactions have been eliminated in consolidation.

Business Segments

The Company has two business segments.  XSport Global is focused on the development and sale software applications through subscriptions to end users.  Shift Now provides marketing services to businesses.

Use of Estimates

The preparation of unaudited consolidated financial statements in accordance with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses in the reporting period.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, valuation of shares for services and assets, deferred income tax asset valuations and loss contingencies.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There is no restricted cash or cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue from Contracts with Customers”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation.

XSport

XSport recognizes revenue from the sale of its software application thorough subscriptions received from end users.  XSport had no revenues from its application during the three months ended December 31, 2018 and 2017.

Shift Now

Shift Now recognizes service revenue when the service is completed under ASC Topic 606.  The Company records project revenue and expenses as net revenue for projects where the Company receives payments from customers and has limited credit risk (acts as an agent versus principal).

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts.  The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate.  The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.  As of December 31 and September 30, 2018, the Company’s allowance for doubtful accounts was $10,000 and $10,000, respectively.

Property and Equipment

Property and equipment consists of computer equipment, and furniture and fixtures, and is recorded at cost, less accumulated depreciation.  Property and equipment is depreciated on a straight-line basis over its estimated life of three to seven years.  We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. Based on our analysis, there have been no impairment charges recorded during the three months ended December 31, 2018 and 2017.

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

Convertible Notes Payable

The Company had convertible notes outstanding at December 31, 2018 with a default payment provision (a default provision that required payment of 150% of the outstanding principal amount plus accrued interest). The Company determined that the default provision is an embedded component that qualifies as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  ASC 815 –15–25–42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative is recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations.”

Derivative Liability

The Company had convertible notes outstanding at December 31, 2018 with a default payment provision (a default provision that required payment of 150% of the outstanding principal amount plus accrued interest). The Company determined that the default provision is an embedded component that qualifies as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. ASC 815–15–25–42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative is recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations.

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

Fair value

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, notes payable convertible notes payable, and derivative liability.  Except for the derivative liaibilty (see table below), the recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability - December 31, 2018	$–	$–	$55,000	$55,000

The fair value of the derivative liability was based on the default provision of the convertible note requiring payment of 150% of the principal balance.

Research and development expenses

Research and development expenses are expensed as incurred and are primarily comprised of product development.

Warrants

The Company has issued warrants in connection with financing arrangements. Warrants that do not qualify to be recorded as permanent equity are recorded as liabilities at their fair value using the Black- Scholes option pricing model. The relative fair value of the warrants, using the Black-Scholes model, is recorded in additional paid-in capital and as a debt discount.   For warrants issued for services, the relative fair value is recorded in additional paid-in capital and stock-based compensation.

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

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed.  All other advertising and promotional costs are expensed in the period incurred.  Total advertising expense for the three months ended December 31, 2018 and 2017 was $0 and $0, respectively.  The Company’s mobile device application was inactive and not sold during the three months ended December 31, 2018 and 2017.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three months ended December 31,
	2018	2017

Convertible notes	9,438,436	4,300,607
Warrants	1,636,743	1,263,989
Potentially dilutive securities	11,075,179	5,564,596

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended December 31, 2019. Management does not expect to have a material impact upon adoption.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficiency of approximately $2.8 million, has incurred a loss since inception resulting in an accumulated deficit of approximately $11.0 million as of December 31, 2018, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company and cash on hand will not be sufficient for the next twelve months from the issuance of these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consists of the following:

	December 31, 2018	September 30, 2018

Computer equipment	$14,302	$14,302
Autos	37,308	37,308
	51,610	51,610
Less: accumulated depreciation	(12,899)	(8,738)
	$38,711	$42,872

Depreciation expense was $4,161 and $469 for the three months ended December 31, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

The Company’s intangible assets, net consist of the following:

	December 31, 2018	September 30, 2018

Trade name and trademarks	$10,000	$10,000
Customer base	119,924	119,924
	129,924	129,924
Less: accumulated amortization	(5,108)	(1,277)
	$124,816	$128,647

The intangible assets have an estimated useful life ranging from 5 to 9 years.

Total amortization expense related to the intangible assets during the three months ended December 31, 2018 was $3,831, resulting in an unamortized balance of $124,816 as of December 31, 2018.

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

Intangible assets consist of customer base totaling $119,924 and trade name and trademarks totaling $10,000, with an estimated remaining useful life of 9 years and 5 years, respectively.

Proforma Information

The accompanying unaudited condensed consolidated financial statements include the results of operations of Shift Now for the three months ended December 31, 2018, of which Shift Now contributed approximately $522,000 of revenue and a net loss of approximately $60,000.

The following unaudited pro forma information presents the unaudited condensed consolidated results of the Company’s operations and the results of the acquisition of Shift Now had it been consummated on October 1, 2016. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Shift Now acquisition and does not include operational or other charges which might have been affected by the Company, including any pro forma adjustments for amortization of intangible assets which approximates $1,277 per month. The unaudited pro forma information for the three months ended December 31, 2017 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Three Months Ended December 31,
2017
Net revenue	$943,764
Cost of revenues	690,042
Operating expenses	523,648
Net loss	$(277,633)
Net loss per share – basic and diluted	$(0.01)

NOTE 7- RELATED PARTIES

In June 2014, the Company entered into an agreement with HIP, LLC (“HIP”), a company owned by the Company’s Chairman. Per the agreement, in exchange for the intellectual property consisting of certain patents and trademarks, the Company is to pay HIP periodic royalty payments equal to 1.75% of the revenue derived from the sale of any product incorporating the intellectual property.  There were no material revenue from these products through December 31, 2018. On November 30, 2018, the Company and HIP amended this agreement in which HIP agreed to waive any right to receive any royalty payments.

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of December 31, 2018 and 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognized from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  There were no material revenues during this period.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of December 31, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets. On June 22, 2018, the Company paid $41,909 to the former CEO towards these amounts due. The severance payment of $150,000 and principal and interest on the unsecured promissory note of $24,019 were outstanding as of December 31, 2018.  The Company made subsequent payments toward this outstanding debt of $25,000, $12,500 and $1,500 in January 2019, and $1,500 in February 2019.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founders, Mr. Maurice Durschlag, to serve as Chairman of the Board of Directors (the “Former Chairman and current Director and CMO”).   The agreement has a term of seven years, renewable in two-year increments upon the approval of the Board of Directors of the Company and provides for an annual salary of $150,000.  Additionally, the agreement includes compensation of .0125% of gross revenue after successful launch of the Company’s product, subject to approval by the board of directors.  There were no product revenue during the three months ended December 31, 2018 and 2017.  In February and November 2016, the Former Chairman and current Director and CMO and the Company entered into a deferred salary conversion agreement, whereby the Former Chairman and current Director and CMO agreed to convert a total of $131,000 of unpaid salary into 1,139,480 shares (379,827 post-reverse stock split) of the Company’s common stock.  In June 2018, the company issued 697,504 common shares to the Former Chairman and current Director and CMO in payment of $47,500 of unpaid salary.   As of December 31, 2018 and September 30, 2018, a total of $27,750, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.  In June 2018, the Company granted the Former Chairman and current Director and CMO 241,667 shares, with a fair value of $18,125, for incentive and past services as a director.  He currently still serves as a director and CMO.

On September 15, 2017, we entered into an amended employment agreement with Mr. Maurice Durschlag as our CMO.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Durschlag was also granted 1,000,000 shares of the Company’s common stock (333,333 shares post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Durschlag also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Durschlag is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of December 31, 2018 and September 30, 2018, a total of $84,668 and $60,000, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $180,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.681 due the 3 for 1 reverse stock split. In October 2018, the Company issued 271,094 shares of the Company’s common stock with a value of $20,332 in payment for unpaid salary under the agreement.

On May 15, 2016, the Company entered into an Employment Agreement, with an Amendment dated November 7, 2016, with the Company’s CEO, Mr. Robert Finigan, terminating by either party upon 60-day written notice.   The agreement calls for a compensation of minimum wage until such time the Company completes a debt or equity offering of at least $1,000,000, when the CEO shall begin receiving a salary of $100,000 per year, payable monthly.  At such time the Company completes a debt or equity offering of at least $5,000,000, the CEO shall begin receiving a salary of $200,000 per year, payable monthly.  The agreement allows for the cashless exercise of 1,500,000 stock options (500,000 post-reverse split) of the pre-Merger XSport Global, Inc. common stock at a price of $0.051 per share and a fair value of $371,858. The options became fully vested on May 31, 2017 and must be exercised between May 31, 2017 and May 31, 2022 (see Note 13). These options were cancelled on the Merger date.  Accrued salary under this agreement was $0 as of December 31, 2018 and September 30, 2018, respectively.   On May 19, 2017, the Company granted 1,011,191 shares (337,064 post-reverse split) with a value of $100,000 in lieu of salary under this agreement.

On September 15, 2017, we entered into an amended employment agreement with Mr. Robert Finigan as our Chairman and CEO.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock (333,333 post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of December 31, 2018 and September 30, 2018, a total of $46,048 and $42,327, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. In June 2018, the company granted Mr. Finigan 1,263,989 shares and 871,880 shares of common stock for unpaid wages as Chairman and CEO, as well as 241,667 shares for incentives and director services. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $200,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.681 due the 3 for 1 reverse stock split.  In October 2018, the Company issued 324,749 shares of the Company’s common stock with a value of $24,356 in payment for unpaid salary under the agreement.

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

As of December 31, 2018 and September 30, 2018 an additional $94,994 and $46,946, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying balance sheet.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as:

	December 31, 2018	September 30, 2018

Accounts payable	$625,758	$611,840
Accrued consulting and brand endorsement fees	1,411,666	1,361,666
Accrued other	271,073	170,424
	$2,308,497	$2,143,930

NOTE 9 – LINE OF CREDIT, NOTES PAYABLE RELATED PARTIES AND NON-RELATED PARTY

Notes payable

The Company has a note payable dated January 2017 to a finance company for the finance of an automobile. The note bears interest at 3.25% per and calls for 60 monthly payments of $685 per month through March 2022.  Total balance of the note is $23,515 as of December 31, 2018, with current maturities of $4,448 and long-term maturities of $19,067.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $98,310 as of December 31 and September 30, 2018.  The line bears interest at prime rate (5.50% as of December 31, 2018), or a minimum of 4.5%, is collateralized by substantially all assets of the Company, and matures on May 15, 2019.

Notes payable – related parties

Current related party notes payable are as follows at December 31 and September 30, 2018, respectively:

	December 31, 2018	September 30, 2018

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of December 31, 2018.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	20,975	18,959
	$122,975	$120,959

Interest expense related to these notes for the three months ended December 31, 2018 and 2017 was $2,016 and $2,016, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at December 31 and September 30, 2018, respectively:

	Dec. 31, 2018	Sept. 30, 2018

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of December 31, 2018 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	10,000	10,000

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0615 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $14,428 and $16,576 as of December 31 and September 30, 2018, respectively. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger.	225,572	223,424

Three convertible denture notes payable dated in August and September 2018, including interest at 0% (12% after an event of default) due in August and September of 2021, convertible at any time into shares of the Company’s common stock at $0.075 per share.	175,000	175,000

Convertible note payable dated December 14, 2018, with interest at 8%, due December 14, 2019, convertible after 180 days into shares of the Company’s common stock at $0.25 per share, with an original issue debt discount of $7,000, with an unamortized balance of $6,708 as of December 31, 2018. The terms of the note include a reduced conversion price at a 25% discount the price of the issuance of subsequent common stock equivalents, resulting in a conversion price of $0.11 per share as of December 31, 2018., due to the issuance of the note below.  This note is currently not in default, but due to the potential default, this creates a derivative liability, however the Company determined this liability was immaterial as of December 31, 2018.
	50,292	-

Convertible note payable dated December 17, 2018, with interest at 18%, due December 17, 2019, convertible at any time into shares of the Company’s common stock at a price equal to 65% of the lowest one day trading price during the prior 20 day trading period , with an original issue debt discount of $15,000,  and a $24,344 debt discount related to  the relative fair value of the warrants issued with the note, and a $70,656 debt discount related to the beneficial conversion feature.  The total debt discount was expensed in full as this note is in default as of December 31, 2018.  Additionally, the Company recorded a derivative liability of $55,000 due to the default provision terms. The note includes anti-dilution provisions which may impact the conversion price in the future.
	110,000	-
	670,864	508,424

Accrued interest	40,735	36,816
	711,599	545,240
Less current portion	(296,027)	(146,816)
Long-term convertible notes payable, net	$415,572	$398,424

Interest expense related to these notes for the three months ended December 31, 2018 and 2017 was $4,263 and $3,066, respectively.   Amortization of the debt discount was $112,889 and $2,146 for the three months ended December 31, 2018 and 2017, respectively, and included in interest expense for each period on the accompanying unaudited consolidated statement of operations.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at December 31, 2018 and 2017, respectively:

	Dec. 31, 2018	Sept. 30, 2018

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of December 31, 2018 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $1.47 per share, currently in default. The Company paid $41,909 towards this note in June 2018.	8,091	8,091

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	5,000	5,000

Convertible notes payable, with a shareholder as part of the purchase price of Shift Now, Inc., dated August 10, 2018, including interest at 5%, convertible into shares of the Company’s common stock at $0.075 per share on August 10, 2019. 50% of the principal and interest are due on August 19, 2019, with the balance due August 19, 2020.	30,000	30,000
	93,091	93,091
Accrued interest	35,610	33,655
	128,701	126,746
Less current portion	(113,701)	(111,746)
Long-term convertible notes payable, related parties	$15,000	$15,000

Interest expense related to these notes for the three months ended December 31, 2018 and 2017 was $1,577 and $2,625, respectively.

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

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with HeadTrainer, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of HeadTrainer, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”) (17,500,000 shares post-reverse stock split).  As a result of the Merger, HeadTrainer became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 47,000,000 shares (15,666,667 shares post-reverse stock split) (leaving approximately 24,000,000 shares remaining prior to the Merger or 8,000,000 shares post-reverse stock split), and the sale of approximately 10,000,000 shares (3,333,333 shares post-reverse stock split) at the Merger to accredited investors, the stockholders of HeadTrainer, Inc. became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, including assets and liabilities associated with CarePanda, with the Company assuming approximately $195,000 of remaining liabilities and changing the name of the newly merged company to HeadTrainer, Inc.  All TeleHealthCare stock options or warrants expired by September 30, 2017.  Warrants to purchase an aggregate of 1,500,000 shares of common stock (500,000 shares post-reverse stock split) remain from HeadTrainer, with a total of 2,625,000 HeadTrainer stock options cancelled (875,000 post-reverse stock split).

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

Transactions during the three months ended December 31, 2018 (all shares are post-reverse stock split):

In October 2018, the Company issued 324,749 and 271,094 shares of the Company’s common stock the Company’s CEO and CMO, respectively, at a price of $0.075 per share for payment of deferred wages.

In October 2018, the Company received proceeds of $25,000 from an accredited investor for the sale of 333,334 shares of the Company’s common stock at a price of $0.075 per share, under a subscription agreement for 666,667 shares for $50,000.

NOTE 13 - STOCK OPTIONS AND WARRANTS

As of December 31, 2018, the Company had no outstanding stock options.

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

On May 18, 2016, the Company issued a warrant for 1,895,983 shares of common stock (631,994 shares post-reverse split) under a Debt Restructure and Conversion Agreement with a consultant.  The warrants have a 10-year term and an exercise price of $0.21 The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, contractual term of 10 years, risk free rate of 2.45 percent, and annualized volatility of 277%. These warrants were not converted in the Merger and remain outstanding.

On December 17, 2018, the Company issued a warrant for 372,754 shares of common stock in connection with a convertible note payable.  The warrants have a 5-year term and an exercise price of $0.50 per share. The warrant includes an anti-dilution provision whereby the exercise price adjusts to the price included in the issuance of any common stock purchase warrant, option or similar security with a more favorable price during the term of the warrant . The Company valued the warrant at a relative fair value of approximately $24,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 2.69 percent, and annualized volatility of 247%.

NOTE 14 – CONCENTRATIONS

Significant Customers

As of December 31, 2018, the Company had accounts receivable balances comprising 27%, 22% and 11% of total accounts receivable from three customers.

As of September 30, 2018, the company had accounts receivable balances comprising 28%, 12% and 11% of total accounts receivable from three customers.

During the three months ended December 31, 2018, the Company had revenues comprising 22% and 10% of total revenues from two customers.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually.  The agreements have a ten-year term and provide for one-year extensions by agreement of both parties.  The future compensation to brand ambassadors is approximately $1,400,000, to be earned during the period from January 1, 2018 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross product subscription revenue received by the Company for all non-US subscriptions.  Accrued royalties under these agreements were not material as of December 31, 2018 or September 30, 2018 as the Company had no product sales.  Total accrued expense under these agreements was $500,000 and $450,000 respectively, as of December 31, 2018 and September 30, 2018, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of December 31, 2018. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete.  Accrued royalties under these agreements were not material as of December 31, 2018 as the Company had no product revenues during through December 31, 2018.  Total accrued expense related to these agreements was $775,000 as of December 31, and September 30, 2018.  All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid for products sales to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company’s Founder as disclosed in Related Party footnote, however there have been no material product sales through December 31, 2018.

The Company is to pay commissions to Apple and Google in consideration for services as the Company’s agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user.  The Company’s application was inactive during the three months ended December 31, 2018 and 2017.

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

NOTE 17 - BUSINESS SEGMENT INFORMATION

As of December 31, 2018, the Company had two operating segments, XSport and Shift Now.

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

Operating results for the business segments of the Company were as follows:

	XSport	Shift Now	Total
Three months ended December 31, 2018
Net sales	$-	$522,167		$522,167
Loss from operations	$(316,232)	$(56,262)		$(372,494)

Three months ended December 31, 2017
Net sales	$-	$-	$
Income (loss) from operations	$(235,430)	$-		$(235,430)

Total Assets
December 31, 2018	$264,983	$461,117		$726,100
September 30, 2018	$283,485	$380,919		$664,404

NOTE 18 – SUBSEQUENT EVENTS

On January 3, 2019, the Company entered into convertible note payable for $53,000, including loan fees of $3,000 and finders fee of $5,300, resulting in net proceeds of $44,700, with interest at 8%, due January 3, 2020, convertible after 180 days at a price of 65% of the average of the lowest two trading prices of the Company’s common stock during the 15 trading days prior to conversion.

On January 9, 2019, the Company entered an Employment Agreement for the position of Excutive Vice President of Corporate Development and Strategy.  The Employment Agreement remains in effect until termination by either party, includes annual compensation of $150,000 per year, the issuance of 150,000 shares of the Company’s common stock within the first month of employment and the issuance of 250,000 shares at the 12 month anniversary of the Employment Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities & Exchange Commission (“SEC”) on January 30, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and without limitation:

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

On August 28, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common on the basis of three (3) shares for one (1) new share.  Our shareholders approved the reverse split through a special meeting held on November 2, 2017.  FINRA effected the reverse stock split in July 2018.  Our authorized common stock remained unchanged with 500,000,000 shares of common stock.  No fractional shares were issued in connection with the reverse stock split.  Additionally, the Board of Directors and shareholders approved the authorization of 10,000,0000 shares of blank check preferred stock with a par value of $0.001 per share. All share or per share information included in this Form 10-Q gives effect to the reverse split.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2018 and 2017

A comparison of the Company’s operating results for the three months ended December 31, 2018 and 2017 are as follows:

	Three months ended December 31, 2018	Three months ended December 31, 2017

Revenue, net	$522,167	$-
Gross profit	222,088	-
Operating expenses	594,582	235,430
Operating loss	(372,494)	(235,430)
Other expense	(179,353)	(7,707)
Net loss	$(551,847)	$(243,137)

Revenues, net

Revenues increased by $522,167 from the prior year as a result of our August 28, 2018 acquisition of Shift Now, Inc.

Gross profit

Gross profit increased by $222,088 for the three months ended December 31, 2018 as a result of our acquisition of Shift Now, Inc.

Operating expenses

Operating expenses for the three months ended December 31, 2018 and 2017 was $594,582 and $235,430, respectively.  The increase in operating expenses is due primarily to our August 28, 2018 acquisition of Shift Now, Inc.

Operating loss

Loss from operations for the three months ended December 31, 2018 and 2017 was $372,494 and $235,430, respectively.  The increase in operating loss is primarily due primarily to our August 28, 2018 acquisition of Shift Now, Inc. and an increase in general and administrative expenses.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2018, we had cash on hand of $84,244 and a working capital deficiency of $2,839,865, as compared to cash on hand of $87,595 and a working capital deficiency of $2,477,846 as of September 30, 2018.  The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well as new convertible debt issued during the three months ended December 31, 2018.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $98,310 as of December 31 and September 30, 2018.  The line bears interest at prime rate, or a minimum of 5.5%, and matures on May 15, 2019.

Notes Payable – Related Parties

As of December 31, 2018, the Company had notes payable to related parties totaling $122,975, including accrued interest of $20,975.   The notes are unsecured and bear interest at 8% and are all in default as of December 31, 2018.

Convertible Notes Payable

As of December 31, 2018, The Company had convertible notes payable to related parties totaling $128,701, including accrued interest of $35,610.  The convertible notes bear interest ranging from 5% to 10% and are convertible in shares of the Company’s common stock at prices ranging from $0.0681 to $1.47 per share.  A total of $63,091 of these notes are currently in default.

As of December 31, 2018, The Company had convertible notes payable to third-parties totaling $711,599, including accrued interest of $40,735.  The convertible notes bear interest at rates ranging from 0% to 18% and are convertible in shares of the Company’s common stock at prices ranging from $0.0615 to $1.47 per share.  A total of $220,00 of these notes are currently in default.

Common Stock Financing

In October 2018, the Company received proceeds of $25,000 from an accredited investor for the sale of 333,334 shares of the Company’s common stock at a price of $0.075 per share, under a subscription agreement for 666,667 shares for $50,000.

Debt Financing

During the three months ended December 31, 2018, the Company received an aggregate of $145,000 from the issuance of convertible notes payable.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended December 31, 2018 of approximately $11.0 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the issuance of these financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the continued development of the product and services, as well as other general and administrative expenses to support growth of its agency service offerings and future business development efforts.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  Management believes its current cash on hand will not be sufficient for the next twelve months from the issuance of this report.

Working Capital Deficiency

	December 31, 2018	September 30, 2018
Current assets	$562,573	$492,885
Current liabilities	3,402,438	2,970,731
Working capital deficiency	$(2,839,865)	$(2,477,846)

The increase in current assets is mainly due to an increase in accounts receivable of $34,318 and prepaid expenses of $38,721 for the three months ended December 31, 2018.  The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the issuance of new convertible debt during the three months ended December 31, 2018.

Cash Flows

	Three months ended December 31,
	2018	2017
Net cash used in operating activities	$(173,351)	$(232,235)
Net cash from investing activities	-	-
Net cash provided by financing activities	170,000	60,000
Increase (decrease) in cash	$(3,351)	$(172,235)

Operating Activities

Net cash used in operating activities was $173,351 for the three months ended December 31, 2018, primarily due to the net loss of $551,847, partially offset by non-cash expenses related to amortization of debt discounts, change in fair value of the derivative liability, and an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Net cash used in operating activities was $232,235 for the three months ended December 31, 2017, primarily due to the net loss of $243,137, partially offset by an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Financing Activities

For the three months ended December 31, 2018, net cash provided by financing activities was $170,000, of which $25,000 was received from the sale of common stock, $145,000 was received from the issuance of convertible debt.

For the three months ended December 31, 2017, net cash provided by financing activities was $60,000 from the sale of common stock.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended December 31, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.  As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2018 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

(i)          Lack of Formal Policies and Procedures.  We utilize a third-party independent contractor for the preparation of our financial statements.  Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of September 30, 2018 and September 30, 2017.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of September 30, 2018.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.  The Company made a payment of $41,909 towards this unpaid amount in June 2018. The severance payment of $150,000 and principal and interest on the unsecured promissory note of $24,019 were outstanding as of December 31, 2018.   The Company has made subsequent payments of $25,000, $12,500 and $1,500 in January 2019, and $1,500 in February 2019 towards the judgment and is actively working towards a settlement agreement and timeline.

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

As a smaller reporting company, we are not required to provide the information required by this Item.  We note, however, that an investment in our common stock involves a number of very significant risks.  Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended September 30, 2018, as filed with SEC on January 30, 2019, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock.  The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, the Company received proceeds of $25,000 from an accredited investor for the sale of 333,334 shares of the Company’s common stock at a price of $0.075 per share.

The securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among TeleHealthCare, Inc., HeadTrainer, Inc. and HT Acquisition (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Articles of Amendment to Articles of Incorporation (3)

3.3	Bylaws (4)

4.1	Form of Series A Convertible Debenture (5)

4.2	Specimen Stock Certificate (6)

4.3	Registration Rights Agreement with Triton Funds LP, dated August 28, 2018 (7)

10.1	Form of Subscription Agreement for Series A Convertible Debenture (8)

10.2	Form of Subscription Agreement for Common Stock (9)

10.3	Employment Agreement, by and between the Company and Robert Finigan, dated September 15, 2017 (10)

10.4	Employment Agreement, by and between the Company and Maurice Durschlag, dated September 15, 2017 (11)

10.5	Purchase Agreement with Triton Funds LP, dated August 28, 2018 (12)

10.6	Amendment to Equity Purchase Agreement with Triton Funds LP, entered into on January 7, 2019 (13)

10.7	Employment Agreement, by and between the Company and Kristi Griggs, effective August 28, 2018 (14)

10.8	Convertible Promissory Note, by and between the Company and Kristi Greeson Griggs, dated August 10, 2018 (15)

10.9	Stock Purchase Agreement, by and between the Company and Kristi Griggs, dated August 28, 2018 (16)

10.10	Form of 8% Convertible Promissory Note (17)

10.11	Form of Securities Purchase Agreement (18)

10.12	Form of 10% Convertible Promissory Note (19)

10.13	Form of Common Stock Purchase Warrant (20)

10.14	Form of Convertible Promissory Note (21)

10.15	Form of Securities Purchase Agreement (22)

14.1	Code of Ethics (23)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed or furnished herewith.

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
Date: February 19, 2019

By:	/s/ Robert Finigan
Robert Finigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 19, 2019