Form 10-Q
period 2019-03-31
XSport Global, Inc.
filed 2019-05-31
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

As of May 29, 2019, there were 47,158,245 shares of the registrant’s common stock outstanding.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	September 30, 2018

ASSETS

Current assets
Cash	$78,787	$87,595
Accounts receivable, net	386,179	384,390
Prepaid expenses	81,848	20,900
Total current assets	546,814	492,885

Property and equipment, net	38,347	42,872
Intangible assets, net	120,985	128,647

Total assets	$706,146	$664,404

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Line of credit	$98,310	$98,310
Accounts payable and accrued liabilities	2,418,968	2,143,930
Accrued compensation to related parties	396,285	341,507
Current portion of long-term note payable	7,392	7,463
Notes payable - related parties	124,948	120,959
Current portion of convertible notes payable, net	402,653	146,816
Current portion of convertible notes payable - related parties	99,062	111,746
Derivative liability	180,711	-

Total current liabilities	3,728,329	2,970,731

Long-term note payable, net	14,069	19,067
Long-term convertible notes payable, net	402,718	398,424
Long-term convertible notes payable, related party, net	15,000	15,000
Total long-term liabilities	431,787	432,491

Total liabilities	4,160,116	3,403,222

Commitments and contingencies (note 16)

Stockholders' deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001; no shares issued or outstanding	-	-

Common stock, 500,000,0000 shares authorized; par value $0.001; 42,954,578 and 37,206,807 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	42,955	37,207
Additional paid-in capital	8,404,163	7,712,414
Accumulated deficit	(11,901,088)	(10,488,439)

Total stockholders' deficit	(3,453,970)	(2,738,818)

Total liabilities and stockholders' deficit	$706,146	$664,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018

Revenue, net	$646,141	$-	$1,168,308	$-
Cost of revenue	398,988	-	699,067
Gross profit	247,153	-	469,241

Operating expenses:

Research and development	16,180	5,985	86,244	54,475
General and administrative	857,183	247,006	1,381,701	433,946

Total operating expenses	873,363	252,991	1,467,945	488,421

Loss from operations	(626,210)	(252,991)	(998,704)	(488,421)

Other expense:
Interest expense	202,004	9,512	381,357	17,219

	202,004	9,512	381,357	17,219

Net loss	(828,214)	(262,503)	(1,380,061)	(505,640)

Deemed dividend for warrant down round feature	(32,588)	-	$(32,588)	-

Net loss applicable to common stockholders	$(860,802)	$(262,503)	$(1,412,649)	$(505,640)

Net loss per common share - common stockholders - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding - basic and diluted	40,074,375	29,967,824	39,012,842	29,868,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended March 31, 2019
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, September 30, 2018	37,206,807	$37,207	$7,712,414	$(10,488,439)	$(2,738,818)

Common stock issued for cash	333,334	333	24,667	-	25,000

Shares issued for deferred wages of related parties	1,239,692	1,240	91,737	-	92,977

Stock based compensation - related parties	3,924,745	3,925	269,957	-	273,882

Shares issued for third-party services	250,000	250	18,500	-	18,750

Beneficial conversion feature on convertible debt	-	-	224,693	-	224,693

Warrants issued with convertible debt recorded as debt discount	-	-	29,607	-	29,607

Deemed dividend	-	-	32,588	(32,588)	-

Net loss	-	-	-	(1,380,061)	(1,380,061)

Balance, March 31, 2019	42,954,578	$42,955	$8,404,163	$(11,901,088)	$(3,453,970)

Balance, December 31, 2018	38,135,984	$38,136	$7,876,173	$(11,040,286)	$(3,125,977)

Shares issued for deferred wages of related parties	643,849	644	47,645	-	48,289

Stock based compensation - related parties	3,924,745	3,925	269,957	-	273,882

Shares issued for third-party services	250,000	250	18,500	-	18,750

Beneficial conversion feature on convertible debt	-	-	154,037	-	154,037

Warrants issued with convertible debt recorded as debt discount	-	-	5,263	-	5,263

Deemed dividend	-	-	32,588	(32,588)	-

Net loss	-	-	-	(828,214)	(828,214)

Balance, March 31, 2019	42,954,578	$42,955	$8,404,163	$(11,901,088)	$(3,453,970)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three and Six Months Ended March 31, 2018
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, September 30, 2017	28,908,989	$28,909	$7,017,971	$(9,336,112)	$(2,289,232)

Common stock issued for cash	1,081,057	1,081	118,919	-	120,000

Stock based compensation	-	-	11,352	-	11,352

Net loss	-	-	-	(505,640)	(505,640)

Balance, March 31, 2018	29,990,046	$29,990	$7,148,242	$(9,841,752)	$(2,663,520)

Balance, December 31, 2017	29,790,046	$29,790	$7,082,766	$(9,579,249)	$(2,466,693)

Common stock issued for cash	200,000	200	59,800	-	60,000

Stock based compensation	-	-	5,676	-	5,676

Net loss	-	-	-	(262,503)	(262,503)

Balance, March 31, 2018	29,990,046	$29,990	$7,148,242	$(9,841,752)	$(2,663,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,
	2019	2018

Cash flows used in operating activities:

Net loss	$(1,380,061)	$(505,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,322	938
Amortization of intangible assets	7,662	-
Amortization of debt discount	345,107	4,292
Shares issued for third-party services	18,750	-
Stock-based compensation - related parties	273,882	11,352
Accrued interest	14,732	12,909
Changes in operating assets and liabilities:
Accounts receivable	(1,789)	-
Prepaid expenses	(60,948)	(33,517)
Accounts payable and accrued liabilities	275,038	123,662
Accrued compensation to related parties	147,754	81,775

Net cash used in operating activities	(351,551)	(304,229)

Cash flows from investing activities:

Purchase of property and equipment	(3,797)	-

Net cash used in investing activities	(3,797)	-

Cash flows from financing activities:

Proceeds from convertible notes payable, net	334,700	-
Payments on convertible notes payable, related parties	(8,091)	-
Payments on notes payable	(5,069)	-
Proceeds from sale of common stock	25,000	120,000

Net cash provided by financing activities	346,540	120,000

Decrease in cash	(8,808)	(184,229)

Cash – beginning of period	87,595	186,881
Cash – end of period	$78,787	$2,652

Supplementary cash flow information:
Interest paid	$8,409	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:	,
Shares issued for accrued compensation of related parties	$92,977	$-
Beneficial conversion feature on convertible notes	$224,693	$-
Warrants issue in connection with debt recorded as debt discount	$29,607	$-
Deemed dividend for warrant down round feature	$32,588	$-

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

On September 11, 2017, TeleHealthCare executed an Agreement and Plan of Merger (the “Merger Agreement”) with XSport Global, Inc., a North Carolina corporation, and HT Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of XSport Global, Inc. (the “Acquisition”) whereby the Acquisition was merged with and into the Company (the “Merger”) in consideration for 52,500,000 newly-issued shares of Common Stock of the Company (the “Merger Shares”) (17,500,000 shares post-reverse split).  As a result of the Merger, XSport became a wholly-owned subsidiary of TeleHealthCare, and following the consummation of the Merger and giving effect to the retirement of approximately 15,666,666 shares (leaving approximately 7,957,666 post-split shares remaining prior to the Merger), and the sale of approximately 3,451,322 post-split shares at the Merger to accredited investors, the stockholders of XSport became beneficial owners of approximately 61% of our issued and outstanding common stock.  Certain assets and liabilities of the original TeleHealthCare were then spun off, including assets and liabilities associated with CarePanda, with the Company assuming approximately $195,000 of remaining liabilities and changing the name of the newly merged company to XSport Global, Inc.

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

XSport

XSport recognizes revenue from the sale of its software application thorough subscriptions received from end users.  XSport had no revenues from its application during the three and six months ended March 31, 2019 and 2018.

Shift Now

Shift Now recognizes service revenue when the service is completed under ASC Topic 606.  The Company records project revenue and expenses as net revenue for projects where the Company receives payments from customers and has limited credit risk (acts as an agent versus principal).

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts.  The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate.  The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.  As of March 31, 2019 and September 30, 2018, the Company’s allowance for doubtful accounts was $10,000 and $10,000, respectively.

Property and Equipment

Property and equipment consists of computer equipment, and furniture and fixtures, and is recorded at cost, less accumulated depreciation.  Property and equipment is depreciated on a straight-line basis over its estimated life of three to seven years.  We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. Based on our analysis, there have been no impairment charges recorded during the six months ended March 31, 2019 and 2018.

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

Convertible Notes Payable and Derivative Liability

The Company had convertible notes outstanding at March 31, 2019 with default payment provisions (default provisions that required payment ranging from 150% to 200% of the outstanding principal amount plus accrued interest). The Company determined that the default provision is an embedded component that qualifies as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  ASC 815 –15–25–42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative is recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations.”

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21% and required the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company has reflected the aspects of the Act as it relates our calculations as of September 30, 2018.

Fair value

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, line of credit, notes payable, convertible notes payable, and derivative liability.  Except for the derivative liability (see table below), the recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US GAAP.  The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.  The three-level hierarchy is defined as follows:

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – March 31, 2019	$–	$–	$180,711	$180,711

The fair value of the derivative liability was based on the default provisions of the convertible notes.  The Company recorded derivative liabilities of $180,711 related to our convertible notes during the six months ended March 31, 2019.

Research and development expenses

Research and development expenses are expensed as incurred and are primarily comprised of product development.

Warrants

The Company has issued warrants in connection with financing arrangements. Warrants that do not qualify to be recorded as permanent equity are recorded as liabilities at their fair value using the Black- Scholes option pricing model. The relative fair value of the warrants, using the Black-Scholes model, is recorded in additional paid-in capital and as a debt discount.   For warrants issued for services, the relative fair value is recorded in additional paid-in capital and stock-based compensation. For warrants with down round provisions, a deemed dividend is recorded for the change in fair value of the warrants when the down round provision is triggered.

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

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed.  All other advertising and promotional costs are expensed in the period incurred.  Total advertising expense for the period ended March 31, 2019 and 2018 was $0 and $0, respectively.  The Company’s mobile device application was inactive and not sold during the three and six months ended March 31, 2019 and 2018.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three and Six Months Ended March 31,
	2019	2018

Convertible notes	22,224,635	12,955,086
Warrants	2,365,492	3,791,966
Potentially dilutive securities	24,590,127	16,747,052

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, and ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended December 31, 2019. Management does not expect to have a material impact upon adoption.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficiency of approximately $3.2 million, has incurred a loss since inception resulting in an accumulated deficit of approximately $11.9 million as of March 31, 2019, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company and cash on hand will not be sufficient for the next twelve months from the issuance of these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consists of the following:

	March 31, 2019	September 30, 2018

Computer equipment	$18,099	$14,302
Autos	37,308	37,308
	55,407	51,610
Less: accumulated depreciation	(17,060)	(8,738)
	$38,347	$42,872

Depreciation expense was $8,322 and $938 for the six months ended March 31, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

The Company’s intangible assets, net consist of the following:

	March 31, 2019	September 30, 2018

Trade name and trademarks	$10,000	$10,000
Customer base	119,924	119,924
	129,924	129,924
Less: accumulated amortization	(8,939)	(1,277)
	$120,985	$128,647

The intangible assets have an estimated useful life ranging from 5 to 9 years.

Total amortization expense related to the intangible assets during the six months ended March 31, 2019 was $7,662, resulting in an unamortized balance of $120,985 as of March 31, 2019.

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

Proforma Information

The accompanying unaudited condensed consolidated financial statements include the results of operations of Shift Now for the six months ended March 31, 2019, of which Shift Now contributed approximately $1,168,000 of revenue and a net loss of approximately $76,000.

The following unaudited pro forma information presents the unaudited condensed consolidated results of the Company’s operations and the results of the acquisition of Shift Now had it been consummated on October 1, 2017. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Shift Now acquisition and does not include operational or other charges which might have been affected by the Company, including any pro forma adjustments for amortization of intangible assets which approximates $1,277 per month. The unaudited pro forma information for the six months ended March 31, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Net revenue	$566,438	$1,510,201
Cost of revenues	308,392	998,433
Operating expenses	510,741	1,034,390
Net loss	$(262,207)	$(539,840)
Net loss per share – basic and diluted	$(0.01)	$(0.02)

NOTE 7- RELATED PARTIES

In June 2014, the Company entered into an agreement with HIP, LLC (“HIP”), a company owned by the Company’s former Chairman, Mr. Maurice Durschlag. Per the agreement, in exchange for the intellectual property consisting of certain patents and trademarks, the Company is to pay HIP periodic royalty payments equal to 1.75% of the revenue derived from the sale of any product incorporating the intellectual property.  There was no material revenue from these products since the Company’s inception.  This agreement was voided on November 30, 2018.

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of March 31, 2019.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognized from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  There were no material revenues during this period.  The former CEO has initiated legal action against the Company and has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of March 31, 2019.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets. On June 22, 2018, the Company paid $41,909 to the former CEO towards these amounts due, and an additional $25,000, $12,500 and $1,500 in January 2019, $1,500 in February 2019, and $1,500 in March 2019.  The severance payment of $150,000 and accrued interest on the unsecured promissory note of $7,635 were outstanding as of March 31, 2019.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founders, Mr. Maurice Durschlag, to serve as Chairman of the Board of Directors (the “Former Chairman and current Director and CMO”).   As of March 31, 2019 and September 30, 2018, a total of $27,750, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On September 15, 2017, we entered into an amended employment agreement with Mr. Maurice Durschlag as our CMO.  Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year.  As of March 31, 2019 and September 30, 2018, a total of $84,668 and $87,750 respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $180,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.0681 due the 3 for 1 reverse stock split. During the six months ended March 31, 2019, the Company issued at total of 576,075 shares of the Company’s common stock with a value of $43,206 in payment for unpaid salary under the agreement.

On September 15, 2017, we entered into an amended employment agreement with Mr. Robert Finigan as our former Chairman and CEO.  Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package.  Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock (333,333 post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019.  Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share.  Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays.  Determinations with regard to bonus or option grants are made by the Board of Directors.  As of March 31, 2019 and September 30, 2018, a total of $34,474 and $42,327, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. In June 2018, the Company granted Mr. Finigan 1,263,989 shares and 871,880 shares of common stock for unpaid wages as Chairman and CEO, as well as 241,667 shares for incentives and director services. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $200,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.0681 due the 3 for 1 reverse stock split.  During the six months ended March 31, 2019, the Company issued a total of 663,617 shares of the Company’s common stock with a value of $49,771 in payment for unpaid salary under the agreement. Mr. Finigan resigned on May 16, 2019 (see Note 18 – Subsequent Events)

On August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now Division.  The Employment Agreement provides that upon consummation of the Merger, Employee shall be entitled to receive a salary of $100,000 per year plus a bonus of 5% of net revenue of clients managed by Employee or 1.5% of total gross revenues of Shift Now to be paid on the last pay period of the month for the prior month’s activity.  Additionally, as additional consideration, the Company shall issue the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement. Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement.  The Employee may receive severance of the greater of six months’ salary or $50,000 upon termination of the Employment Agreement and shall be entitled to retain all equity ownership earned as of the date of termination.

In February, 2019, the Company entered an Employment Agreement with its new President and CEO. The Employment Agreement has a two-year term, includes annual compensation of $180,000 per year, the issuance of 5,000,000 shares of the Company’s common stock of which 2,000,000 shares vest immediately, with the remainder vesting equally over 12 months.

On March 18, 2019, the Company entered an Employment Agreement for the position of Vice President of Business Development. The Employment Agreement has a two-year term, includes annual compensation of $120,000 per year contingent on the successful capital raise of more than $500,000, and the issuance of 2,000,000 shares of the Company’s common stock of which 200,000 shares vest immediately, with the remainder vesting equally over 8 quarters of the Employment Agreement.

As of March 31, 2019 and September 30, 2018 an additional $100,691 and $46,806, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying unaudited condensed balance sheet.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as:

	March 31, 2019	September 30, 2018

Accounts payable	$706,543	$611,840
Accrued consulting and brand endorsement fees	1,461,666	1,361,666
Accrued other	250,759	170,424
	$2,418,968	$2,143,930

NOTE 9 – LINE OF CREDIT, NOTES PAYABLE RELATED PARTIES AND NON-RELATED PARTY

Note payable

The Company has a note payable dated January 2017 to a finance company for the finance of an automobile. The note bears interest at 3.25% per and calls for 60 monthly payments of $685 per month through March 2022.  Total balance of the note is $21,461 as of March 31, 2019, with current maturities of $7,392 and long-term maturities of $14,069.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $98,310 as of March 31, 2019 and September 30, 2018.  The line bears interest at prime rate (5.50% as of March 31, 2019), or a minimum of 4.5%, is collateralized by substantially all assets of the Company, and matured on May 15, 2019.  This line of credit is currently in default.

Notes payable – related parties

Current related party notes payable are as follows at March 31, 2019 and September 30, 2018, respectively:

	March 31, 2019	September 30, 2018

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of March 31, 2019.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	22,948	18,959
	$124,948	$120,959

Interest expense related to these notes for the six months ended March 31, 2019 and 2018 was $3,989 and $3,989, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at March 31, 2019 and September 30, 2018, respectively:

	March 31, 2019	September 30, 2018

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of March 31, 2019 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	10,000	10,000

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0615 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $12,282 and $16,576 as of March 31, 2019 and September 30, 2018, respectively. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger.	227,718	223,424

Three convertible denture notes payable dated in August and September 2018, including interest at 0% (12% after an event of default) due in August and September of 2021, convertible at any time into shares of the Company’s common stock at $0.075 per share.	175,000	175,000

Convertible note payable dated December 14, 2018, with principal of $57,000, interest at 8%, due December 14, 2019, convertible after 180 days into shares of the Company’s common stock at $0.25 per share, an original issue debt discount of $7,000 and a beneficial conversion feature of $50,000, with an unamortized balance of $6,417 and $42,715, respectively, as of March 31, 2019.   The terms of the note include a reduced conversion price at a 25% discount the price of the issuance of subsequent common stock equivalents, resulting in a conversion price of $0.023 per share as of March 31, 2019, due to the issuance of the note below.  This note is currently in default which created a derivative liability with a balance of $11,667 as of March 31, 2019.
	7,868	-

Convertible note payable dated December 17, 2018, with principal of $165,000, interest at 18%, due December 17, 2019, convertible at any time into shares of the Company’s common stock at a price equal to 65% of the lowest one day trading price during the prior 20 day trading period , with an original issue debt discount of $15,000, and a $24,344 debt discount related to the relative fair value of the warrants issued with the note, and a $70,656 debt discount related to the beneficial conversion feature.  The total debt discount was expensed in full as this note is in default as of March 31, 2019.  Additionally, the Company recorded a derivative liability with a balance of $55,000, which was transferred to the balance of the note during the three months ended March 31, 2019, with no derivative liability remaining related to this note as of March 31, 2019.  The note includes anti-dilution provisions which may impact the conversion price in the future.
	165,000	-

On January 3, 2019, the Company entered into convertible note payable for $53,000, including an original issue discount of $8,300, resulting in net proceeds of $44,700, with interest at 8%, due January 3, 2020, convertible after 180 days at a price of 65% of the average of the lowest two trading prices of the Company’s common stock during the 15 trading days prior to conversion, with a $27,006 debt discount and derivative liability related to the beneficial conversion feature.  The unamortized balance of the original issue discount and beneficial conversion features was $6,322 and $20,569, respectively, as of March 31, 2019.  This note is currently in default.
	26,109	-

On February 15, 2019, the Company entered into convertible note payable for $75,000, including original issue debt discount of $15,000, resulting in net proceeds of $60,000, with interest at 10%, due October 15, 2020, convertible at any time at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $57,356 debt discount related to the beneficial conversion feature and a $2,644 debt discount related to the value of the 37,500 warrants issued with the note (see Note 13).  Additionally, the Company recorded a derivative liability with a balance of $65,526 as of March 31, 2019.  The unamortized balance of the original issue discount, beneficial conversion feature and warrants was $13,192, $44,320 and $2,043, respectively as of March 31, 2019.  This note is currently in default.
	15,445	-

On February 19, 2019, the Company entered into convertible note payable for $43,000, including original issue debt discount of $7,300, resulting in net proceeds of $35,700, with interest at 8%, due February 19, 2020, convertible after 180 days at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $21,689 debt discount related to the beneficial conversion feature. Additionally, the Company recorded a derivative liability with a balance of $21,689 as of March 31, 2019 The unamortized balance of the original issue debt discount and beneficial conversion feature was $6,500 and $19,312, respectively, as of March 31, 2019. This note is currently in default.
	17,188	-

On February 26, 2019, the Company entered into convertible note payable for $62,500, including original issue debt discount of $13,200, resulting in net proceeds of $49,300, with interest at 10%, due November 21, 2019, convertible at any time at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $46,681 debt discount related to the beneficial conversion feature and a $2,619 debt discount related to the value of the 37,500 warrants issued with the note (see Note 13).  Additionally, the Company recorded a derivative liability with a balance of $54,823 as of March 31, 2019.  The unamortized balance of the original issue debt discount, beneficial conversion feature and warrants was $12,007, $39,394, and $2,209 as of March 31, 2019. This note is currently in default.
	8,890	-

	753,218	508,424

Accrued interest	52,153	36,816
	805,371	545,240
Less current portion	(402,653)	(146,816)
Long-term convertible notes payable, net	$402,718	$398,424

Interest expense related to these notes for the six months ended March 31, 2019 and 2018 was $15,337 and $5,500, respectively.   Amortization of the debt discounts and non-cash interest was $345,107 and $4,292 for the six months ended March 31, 2019 and 2018, respectively, and included in interest expense for each period on the accompanying unaudited consolidated statement of operations.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at March 31, 2019 and 2018, respectively:

	Mar. 31, 2019	Sept. 30, 2018

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of March 31, 2019 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $1.47 per share, currently in default. The Company paid $41,909 towards this note in June 2018 and $16,500 towards principal ($8,091) and interest ($8,409) during the six months ended March 31, 2019.	-	8,091

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	5,000	5,000

Convertible notes payable, with a shareholder as part of the purchase price of Shift Now, Inc., dated August 10, 2018, including interest at 5%, convertible into shares of the Company’s common stock at $0.075 per share on August 10, 2019. 50% of the principal and interest are due on August 19, 2019, with the balance due August 19, 2020.	30,000	30,000
	85,000	93,091
Accrued interest	29,062	33,655
	114,062	126,746
Less current portion	(99,062)	(111,746)
Long-term convertible notes payable, related parties	$15,000	$15,000

Interest expense related to these notes for the six months ended March 31, 2019 and 2018 was $3,816 and $5,250, respectively.

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

Transactions during the six months ended March 31, 2018 (all shares are post-reverse stock split):

During the six months ended March 31, 2018, the Company received proceeds of $120,000 from accredited investors for the sale of 1,081,057 shares of the Company’s common stock at a price of $0.11 per share.

Transactions during the six months ended March 31, 2019 (all shares are post-reverse stock split):

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

In January 2019, the Company issued 338,868 and 304,981 shares of the Company’s common stock the Company’s former CEO and the Company’s CMO, respectively, at a price of $0.075 per share for payment of deferred wages.

In January 2019, the Company issued 125,000 and 125,000 shares of the Company’s common stock the Company’s former CEO and the Company’s CMO, respectively, at a price of $0.075 per share for incentive payments of under their employment contracts.

In January 2019, the Company issued 582,489 and 388,327 shares of the Company’s common stock the Company’s CEO and CMO, respectively, at a price of $0.075 per share for payment of bonus shares under their employment contracts.

In February 2019, the Company issued 250,000 shares to a consultant for services at a price of $0.075 per share.

Effective March 31, 2019, the Company issued 125,000 and 125,000 shares of the Company’s common stock the Company’s CEO and CMO, respectively, at a price of $0.075 per share for incentive payments of under their employment contracts.

Effective March 31, 2019, the Company issued an aggregate of 2,453,929 shares to two employees at a price of $0.075 per share that became vested under their employment agreements.

NOTE 13 - STOCK OPTIONS AND WARRANTS

As of March 31, 2019, the Company had no outstanding stock options.

On April 21, 2016, the Company issued a warrant for 1,895,983 shares of common stock (631,994 shares post-reverse split) to NUWA Consulting Group pursuant to their agreement to purchase common stock.  The warrants have a 5-year term and exercise price of $0.21.  The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 1.93 percent, and annualized volatility of 274%. These warrants were not converted in the Merger and remain outstanding.

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

On December 17, 2018, the Company issued a warrant for 372,754 shares of common stock in connection with a convertible note payable.  The warrants have a 5-year term and an exercise price of $0.50 per share. The warrant includes an anti-dilution provision whereby the exercise price adjusts to the price included in the issuance of any common stock purchase warrant, option or similar security with a more favorable price during the term of the warrant.  The Company valued the warrant at a relative fair value of approximately $24,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 2.69 percent, and annualized volatility of 247%.

On February 6, 2019, the Company issued a warrant for 37,500 shares of common stock in connection with a convertible note payable.  The warrants have a 5-year term and an exercise price of $0.50 per share. The Company valued the warrant at a relative fair value of approximately $3,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 2.45 percent, and annualized volatility of 247%.  The warrant includes an anti-dilution provision whereby the exercise price adjusts to the price included in the issuance of any common stock purchase warrant, option or similar security with a more favorable price during the term of the warrant (currently at $0.03), along with an adjustment to the number of warrant shares related to the aggregate exercise price which adjusted the number shares under the warrant to 625,000.

In connection with financing referenced above, the placement agent received of a warrant to purchase 3,750 shares of common stock with terms substantially similar under an Engagement Agency Agreement dated December 7, 2018.

On February 26, 2019, the Company issued a warrant for 37,500 shares of common stock in connection with a convertible note payable.  The warrants have a 5-year term and an exercise price of $1.00 per share. The Company valued the warrant at a relative fair value of approximately $3,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 2.49 percent, and annualized volatility of 241%. The warrant includes an anti-dilution provision whereby the exercise price adjusts to the price included in the issuance of any common stock purchase warrant, option or similar security with a more favorable price during the term of the warrant (currently at $0.03), along with an adjustment to the number of warrant shares related to the aggregate exercise price which would adjusted the number of shares under the warrant.

In connection with financing referenced above, the placement agent received of a warrant to purchase 3,750 shares of common stock with terms substantially similar under an Engagement Agency Agreement dated December 7, 2018.

The down round anti-dilution provision in the above warrants issued on February 6, 2019 and February 26, 2019 created a deemed dividend to common stockholders of $32,588 which is reflected on the accompanying condensed consolidated statements of operations and stockholders’ deficit.

During the six months ended March 31, 2019, the Company has issued a total of 454,629 warrants with a weighted average term of 5 years and a weighted average exercise price of $0.55.  The down round feature of certain warrants created the issuance of an additional 646,250 warrants during the period.  There were 2,365,492 outstanding at March 31, 2019, with a weighted average exercise price of $0.14, weighted average remaining term of 4.7 years and weighted average intrinsic value of $0.01 per warrant.  No warrants were exercised, forfeited or cancelled during the period.

NOTE 14 – CONCENTRATIONS

Significant Customers

As of March 31, 2019, the Company had accounts receivable balances comprising 13% and 17% of total accounts receivable from two customers.

As of September 30, 2018, the company had accounts receivable balances comprising 28%, 12% and 11% of total accounts receivable from three customers.

 During the six months ended March 31, 2019, the Company had revenues comprising 29% and 24% of total revenues from two customers.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually.  The agreements have a ten-year term and provide for one-year extensions by agreement of both parties.  The future compensation to brand ambassadors is approximately $1,150,000, to be earned during the period from April 1, 2019 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross product subscription revenue received by the Company for all non-US subscriptions.  Accrued royalties under these agreements were not material as of March 31, 2019 or September 30, 2018 as the Company had no product sales.  Total accrued expense under these agreements was $550,000 and $450,000 respectively, as of March 31, 2019 and September 30, 2018, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of March 31, 2019. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete.  Accrued royalties under these agreements were not material as of March 31, 2019 as the Company had no product revenues during through March 31, 2019.  Total accrued expense related to these agreements was $775,000 as of March 31, 2019, and September 30, 2018.  All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid for products sales to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company's Founder as disclosed in Related Party footnote, however there have been no material product sales through March 31, 2019.

The Company is to pay commissions to Apple and Google in consideration for services as the Company's agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user.  The Company’s application was inactive during the six months ended March 31, 2019 and 2018.

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

NOTE 17 - BUSINESS SEGMENT INFORMATION

As of March 31, 2019, the Company had two operating segments, XSport and Shift Now.

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

Operating results for the business segments of the Company were as follows:

	XSport	Shift Now	Total

Three months ended March 31, 2019
Net sales	$-	$646,141	$646,141
Loss from operations	$(619,315)	$(6,895)	$(626,210)

Three months ended March 31, 2018
Net sales	$-	$-	$-
Income (loss) from operations	$(252,991)	$-	$(252,991)

Six months ended March 31, 2019
Net sales	$-	$1,168,308	$1,168,308
Loss from operations	$(935,347)	$(63,157)	$(998,704)

Six months ended March 31, 2018
Net sales	$-	$-	$-
Income (loss) from operations	$(488,421)	$-	$(488,421)

Total Assets
March 31, 2019	$286,996	$419,150	$706,146
September 30, 2018	$283,485	$380,919	$664,404

NOTE 18 – SUBSEQUENT EVENTS

In April 2019, the Company issued 338,686 and 304,981 shares of the Company’s common stock the Company’s CEO and CMO, respectively, at a price of $0.075 per share for payment of deferred wages.

On May 16, 2019, Robert Finigan resigned as Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and as Chairman of the Board of Directors of the Company.
On May 13, 2019, the Company issued 3,560,000 shares of the Company’s common stock to a consultant as a deposit for future capital raising services.

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

On May 16, 2019, Robert Finigan resigned as Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and as Chairman of the Board of Directors of the Company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

A comparison of the Company’s operating results for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenue, net	$646,141	$-
Gross profit	247,153	-
Operating expenses	873,363	252,991
Operating loss	(626,210)	(252,991)
Other expense	(202,004)	(9,512)
Net loss	$(828,214)	$(262,503)

Revenues, net

Revenues increased by $646,141 from the three months ended March 31, 2018 as a result of our August 28, 2018 acquisition of Shift Now, Inc.

Gross profit

Gross profit increased by $247,153 from the three months ended March 31, 2018 as a result of our acquisition of Shift Now, Inc.

Operating expenses

Operating expenses for the three months ended March 31, 2109 and 2018 were $873,363 and $252,991, respectively.  The increase of $620,372 in operating expenses is due primarily to our August 28, 2018 acquisition of Shift Now, Inc. and an increase of approximately $268,000 related to stock based compensation to related parties for the three months ended March 31, 2019.

Operating loss

Loss from operations for the three months ended March 31, 2109 and 2018 was $626,210 and $252,991, respectively.  The increase in operating loss is primarily due primarily to our August 28, 2018 acquisition of Shift Now, Inc, and an increase in general and administrative expenses, including an increase of approximately $268,000 related to stock based compensation to related parties for the three months ended March 31, 2019.

Other expense

Other expense for the three months ended March 31 2019 was $202,004 and $9,512.  The increase was due primarily to higher interest expense and non-cash amortization debt discounts related to increased debt balances.

Comparison of the Six Months Ended March 31, 2019 and 2018

A comparison of the Company’s operating results for the six months ended March 31, 2019 and 2018 are as follows:

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018

Revenue, net	$1,168,308	$-
Gross profit	469,241	-
Operating expenses	1,467,945	488,421
Operating loss	(998,704)	(488,421)
Other expense	(381,357)	(17,219)
Net loss	$(1,380,061)	$(505,640)

Revenues, net

Revenues for the six months ended March 31, 2019 increased by $1,168,308 from the prior year as a result of our August 28, 2018 acquisition of Shift Now, Inc.

Gross profit

Gross profit for the six months ended March 31, 2019 increased by $469,241 as a result of our acquisition of Shift Now, Inc.

Operating expenses

Operating expenses for the six months ended March 31, 2019 and 2018 were $1,467,945 and $488,421, respectively.  The increase of $979,524 was due primarily to our August 28, 2018 acquisition of Shift Now, Inc. and an increase of approximately $80,000 related to XSport operating expenses for the six months ended March 31, 2019.

Operating loss

Loss from operations for the six months ended March 31, 2019 and 2018 was $998,704 and $488,421, respectively.  The increase of $510,283 was primarily due primarily to our August 28, 2018 acquisition of Shift Now, Inc. and an increase in general and administrative expenses related to XSport operating expenses, including an increase of $262,530 in stock based compensation to related parties expense.

Other expense

Other expense for the six months ended March 31 2019 was $381,357 and $17,219.  The increase was due primarily to higher interest expense and non-cash amortization debt discounts related to increased debt balances.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2019, we had cash on hand of $78,787 and a working capital deficiency of $3,181,515, as compared to cash on hand of $87,595 and a working capital deficiency of $2,477,846 as of September 30, 2018.  The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well as new convertible debt issued, and the related increase in derivative liability, during the six months ended March 31, 2019.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $98,310 as of March 31, 2019 and September 30, 2018.  The line bears interest at prime rate, or a minimum of 5.5%, and matured on May 15, 2019.  The line of credit is currently in default and the Company is working on refinancing options.

Notes Payable – Related Parties

As of March 31, 2019, the Company had notes payable to related parties totaling $124,948, including accrued interest of $22,948.   The notes are unsecured and bear interest at 8% and are all in default as of March 31, 2019.

Convertible Notes Payable

As of March 31, 2019, The Company had convertible notes payable to related parties totaling $114,062, including accrued interest of $29,062.  The convertible notes bear interest ranging from 5% to 10% and are convertible in shares of the Company’s common stock at prices ranging from $0.0681 to $1.47 per share.  A total of $55,000 of these notes are currently in default.

As of March 31, 2019, The Company had convertible notes payable to third-parties totaling $805,371, including accrued interest of $52,153.  The convertible notes bear interest at rates ranging from 0% to 18% and are convertible in shares of the Company’s common stock at prices ranging from $0.023 to $1.47 per share.  A total of $350,500 of these notes are currently in default.

Common Stock Financing

In October 2018, the Company received proceeds of $25,000 from an accredited investor for the sale of 333,334 shares of the Company’s common stock at a price of $0.075 per share, under a subscription agreement for 666,667 shares for $50,000.

Debt Financing

During the six months ended March 31, 2019, the Company received an aggregate of $334,700 from the issuance of convertible notes payable.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended March 31, 2019 of approximately $12 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the issuance of these financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the continued development of the product and services, as well as other general and administrative expenses to support growth of its agency service offerings and future business development efforts.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	March 31, 2019	September 30, 2018
Current assets	$546,814	$492,885
Current liabilities	3,728,329	2,970,731
Working capital deficiency	$(3,181,515)	$(2,477,846)

The increase in current assets is mainly due to an increase in prepaid expenses of $60,948 for the six months ended March 31, 2019.  The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the issuance of new convertible debt and the related derivative liability during the six months ended March 31, 2019.

Cash Flows

	Six Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(351,551)	$(304,229)
Net cash used in investing activities	(3,797)	-
Net cash provided by financing activities	346,540	120,000
Decrease in cash	$(8,808)	$(184,229)

Operating Activities

Net cash used in operating activities was $351,551 for the six months ended March 31, 2019, primarily due to the net loss of $1,380,061, partially offset by non-cash expenses related to amortization of debt discounts, stock-based compensation to related parties, an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Net cash used in operating activities was $304,229 for the six months ended March 31, 2018, primarily due to the net loss of $505,640, partially offset by an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Investing Activities

Net Cash used in operating activity of $3,797 for the six months ended March 31, 2019 was for the purchase of equipment.

Financing Activities

For the six months ended March 31, 2019, net cash provided by financing activities was $346,540, of which $25,000 was received from the sale of common stock, $334,700 was received from the issuance of convertible debt.

For the six months ended March 31, 2018, net cash provided by financing activities was $120,000 from the sale of the Company’s common stock.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended March 31, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.  As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2019 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note which is included in convertible notes payable – related parties on the accompanying balance sheet, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities.  The $150,000 severance payment is reflected in accrued compensation to related parties as of March 31, 2019 and September 30, 2018.  Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognize from June 15, 2015 through January 25, 2018 payable on a quarterly basis.  The former CEO has received a judgement to collect the unpaid severance payment, promissory note, and royalties as the amounts remain unpaid as of March 31, 2019.  The Company has appropriately accrued for this matter and has included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.  The Company made a payment of $41,909 towards this unpaid amount in June 2018. The Company has made subsequent payments of $25,000, $12,500 and $1,500 in January 2019, $1,500 in February 2019 and $1,500 in March 2019 towards the judgment and is actively working towards a settlement agreement and timeline.  The severance payment of $150,000 and accrued interest on the unsecured promissory note of $7,635 were outstanding as of March 31, 2019.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among TeleHealthCare, Inc., HeadTrainer, Inc. and HT Acquisition (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Articles of Amendment to Articles of Incorporation (3)

3.3	Bylaws (4)

4.1	Form of Series A Convertible Debenture (5)

4.2	Specimen Stock Certificate (6)

4.3	Registration Rights Agreement with Triton Funds LP, dated August 28, 2018 (7)

10.1	Form of Subscription Agreement for Series A Convertible Debenture (8)

10.2	Form of Subscription Agreement for Common Stock (9)

10.3	Employment Agreement, by and between the Company and Robert Finigan, dated September 15, 2017 (10)

10.4	Employment Agreement, by and between the Company and Maurice Durschlag, dated September 15, 2017 (11)

10.5	Purchase Agreement with Triton Funds LP, dated August 28, 2018 (12)

10.6	Amendment to Equity Purchase Agreement with Triton Funds LP, entered into on January 7, 2019 (13)

10.7	Employment Agreement, by and between the Company and Kristi Griggs, effective August 28, 2018 (14)

10.8	Convertible Promissory Note, by and between the Company and Kristi Greeson Griggs, dated August 10, 2018 (15)

10.9	Stock Purchase Agreement, by and between the Company and Kristi Griggs, dated August 28, 2018 (16)

10.10	Form of 8% Convertible Promissory Note (17)

10.11	Form of Securities Purchase Agreement (18)

10.12	Form of 10% Convertible Promissory Note (19)

10.13	Form of Common Stock Purchase Warrant (20)

10.14	Form of Convertible Promissory Note (21)

10.15	Form of Securities Purchase Agreement (22)

14.1	Code of Ethics (23)

21.1	Subsidiaries of the Company *

31.1*	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

XSPORT GLOBAL, INC.

By:	/s/ Ray Mariorenzi
Ray Mariorenzi
Chief Executive Officer
(Principal Executive Officer)
Date: May 31, 2019

By:	/s/ Ray Mariorenzi
Ray Mariorenzi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 31, 2019