Form 10-Q
period 2019-06-30
XSport Global, Inc.
filed 2019-09-25
CIK 1628104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Large accelerated filer	Accelerated filer	☐

Non-accelerated filer	Smaller reporting company	☑

	Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of September 24, 2019, there were 110,867,402 shares of the registrant’s common stock outstanding.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	September 30, 2018

ASSETS

Current assets
Cash	$147,702	$87,595
Accounts receivable, net	443,163	384,390
Prepaid expenses	32,128	20,900
Total current assets	622,993	492,885

Property and equipment, net	34,186	42,872
Intangible assets, net	117,154	128,647

Total assets	$774,333	$664,404

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Line of credit	$68,310	$98,310
Accounts payable and accrued liabilities	2,791,516	2,143,930
Accrued compensation to related parties	341,918	341,507
Current portion of long-term note payable	7,392	7,463
Notes payable - related parties	126,943	120,959
Current portion of convertible notes payable, net	512,041	146,816
Current portion of convertible notes payable - related parties	93,176	111,746
Derivative liability	290,472	-

Total current liabilities	4,231,768	2,970,731

Long-term note payable, net	12,016	19,067
Long-term convertible notes payable, net	404,864	398,424
Long-term convertible notes payable, related party, net	15,000	15,000
Total long-term liabilities	431,880	432,491

Total liabilities	4,663,648	3,403,222

Commitments and contingencies (note 16)

Stockholders' deficit
Preferred stock, 10,000,0000 shares authorized; par value $0.001;
no shares issued or outstanding	-	-

Common stock, 5,000,000,0000 shares authorized; par value $0.001;
52,432,303 and 37,206,807 shares issued and outstanding as of
June 30, 2019 and September 30, 2018, respectively	52,432	37,207
Additional paid-in capital	9,090,964	7,712,414
Accumulated deficit	(13,032,711)	(10,488,439)

Total stockholders' deficit	(3,889,315)	(2,738,818)

Total liabilities and stockholders' deficit	$774,333	$664,404

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue, net	$645,850	$-	$1,814,158	$-
Cost of revenue	401,570	-	1,100,637
Gross profit	244,280	-	713,521

Operating expenses:

Research and development	-	6,905	16,170	61,380
General and administrative	1,045,100	349,672	2,496,875	783,618

Total operating expenses	1,045,100	356,577	2,513,045	844,998

Loss from operations	(800,820)	(356,577)	(1,799,524)	(844,998)

Other expense:
Interest expense	208,338	9,495	589,695	26,713
Loss on settlement	18,968	-	18,968	-
Change in fair value of derivative liability	10,240	-	10,240	-

	237,546	9,495	618,903	26,713

Net loss	(1,038,366)	(366,072)	(2,418,427)	(871,711)

Deemed dividend for warrant down round feature	(93,257)	-	(125,845)	-

Net loss applicable to common stockholders	$(1,131,623)	$(366,072)	$(2,544,272)	$(871,711)

Net loss per common share - common stockholders - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding - basic and diluted	45,634,158	30,386,388	41,219,946	30,040,980

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three and Nine Months Ended June 30, 2019
(Unaudited)

			Additional		Total
	Common Stock	Common Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2018	37,206,807	$37,207	$7,712,414	$(10,488,439)	$(2,738,818)

Common stock issued for cash	333,334	333	24,667	-	25,000

Shares issued for deferred wages of related parties	1,883,359	1,883	134,927	-	136,810

Stock based compensation - related parties	4,896,967	4,898	295,416	-	300,314

Shares issued for third-party services	4,543,333	4,543	272,064	-	276,607

Beneficial conversion feature on convertible debt	-	-	355,193	-	355,193

Shares issued for conversion of debt	917,192	917	24,083	-	25,000

Shares issued for settlement	2,651,311	2,651	116,748		119,399

Warrants issued with convertible debt recorded as debt discount	-	-	29,607	-	29,607

Deemed dividend	-	-	125,845	(125,845)	-

Net loss	-	-	-	(2,418,427)	(2,418,427)

Balance, June 30, 2019	52,432,303	$52,432	$9,090,964	$(13,032,711)	$(3,889,315)

Balance, March 31, 2019	42,954,578	$42,955	8,404,163	$(11,901,088)	$(3,453,970)

Shares issued for deferred wages of related parties	643,667	644	43,190	-	43,834

Stock based compensation - related parties	972,222	972	40,859	-	41,831

Shares issued for third-party services	4,293,333	4,293	238,164	-	242,457

Beneficial conversion feature on convertible debt	-	-	130,500	-	130,500

Shares issued for conversion of debt	917,192	917	24,083	-	25,000

Shares issued for settlement	2,651,311	2,651	116,748		119,399

Deemed dividend	-	-	93,257	(93,257)	-

Net loss	-	-	-	(1,038,366)	(1,038,366)

Balance, June 30, 2019	52,432,303	$52,432	$9,090,964	$(13,032,711)	$(3,889,315)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three and Nine Months Ended June 30, 2018
(Unaudited)

			Additional		Total
	Common Stock	Common Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2017	28,908,989	$28,909	$7,017,971	$(9,336,112)	$(2,289,232)

Common stock issued for cash	3,414,444	3,414	316,620	-	320,034

Stock based compensation	3,316,707	3,317	262,464	-	265,781

Net loss	-	-	-	(871,711)	(871,711)

Balance, June 30, 2018	35,640,140	$35,640	$7,597,055	$(10,207,823)	$(2,575,128)

Balance, March 31, 2018	29,990,046	$29,990	$7,148,242	$(9,841,751)	$(2,663,519)

Common stock issued for cash	2,333,387	2,333	197,701	-	200,034

Stock based compensation	3,316,707	3,317	251,112	-	254,429

Net loss	-	-	-	(366,072)	(366,072)

Balance, June 30, 2018	35,640,140	$35,640	$7,597,055	$(10,207,823)	$(2,575,128)

XSPORT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 30,
	2019	2018
Cash flows used in operating activities:

Net loss	$(2,418,427)	$(871,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,483	1,170
Amortization of intangible assets	11,493	-
Amortization of debt discount and derivative liability recognition	520,466	9,166
Change in fair value of derivative liability	10,240	-
Shares issued for third-party services	276,607	-
Stock-based compensation - related parties	300,314	158,906
Loss on settement	18,968	-
Accrued interest	23,247	17,527
Changes in operating assets and liabilities:
Accounts receivable	(58,773)	-
Prepaid expenses	(11,228)	(15,900)
Accounts payable and accrued liabilities	748,016	293,938
Accrued compensation to related parties	137,221	11,232

Net cash used in operating activities	(429,373)	(395,672)

Cash flows from investing activities:

Purchase of property and equipment	(3,797)	-

Net cash used in investing activities	(3,797)	-

Cash flows from financing activities:

Proceeds from convertible notes payable, net	505,400	-
Payments on convertible notes payable, related parties	-	(41,909)
Payments on notes payable	(7,123)	-
Payment on line of credit	(30,000)	-
Proceeds from sale of common stock	25,000	320,034

Net cash provided by financing activities	493,277	278,125

Increase (decrease) in cash	60,107	(117,547)

Cash – beginning of period	87,595	186,881
Cash – end of period	$147,702	$69,334

Supplementary cash flow information:
Interest paid	$8,409	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:	,
Shares issued for accrued compensation of related parties	$136,810	$-
Shares issued for conversion of debt	$25,000	$-
Shares issued for settlement	$119,399	$-
Accounts payable and accrued expenses settled for common stock - related parties	$-	$106,875
Beneficial conversion feature on convertible notes	$355,193	$-
Warrants issue in connection with debt recorded as debt discount	$29,607	$-
Deemed dividend for warrant down round feature	$125,845	$-

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

Also, on August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now Division (See note 7). Additionally, as additional consideration, the Company shall issue the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement. These shares have not yet been issued. Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement.

Shift Now is a full-service strategic, creative and digital marketing agency.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2018. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

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

XSport

XSport recognizes revenue from the sale of its software application thorough subscriptions received from end users. XSport had no revenues from its application during the three and nine months ended June 30, 2019 and 2018.

Shift Now

Shift Now recognizes service revenue when the service is completed under ASC Topic 606. The Company records project revenue and expenses as net revenue for projects where the Company receives payments from customers and has limited credit risk (acts as an agent versus principal).

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of June 30, 2019 and September 30, 2018, the Company’s allowance for doubtful accounts was $10,000 and $10,000, respectively.

Property and Equipment

Property and equipment consists of computer equipment, and furniture and fixtures, and is recorded at cost, less accumulated depreciation. Property and equipment is depreciated on a straight-line basis over its estimated life of three to seven years. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. Based on our analysis, there have been no impairment charges recorded during the nine months ended June 30, 2019 and 2018.

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

Convertible Notes Payable and Derivative Liability

The Company had convertible notes outstanding at June 30, 2019 with default payment provisions (default provisions that required payment ranging from 150% to 200% of the outstanding principal amount plus accrued interest). The Company determined that the default provision is an embedded component that qualifies as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. ASC 815 –15–25–42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative is recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations.”

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

●
Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

●
Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

●
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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – June 30, 2019	$–	$–	$290,472	$290,472

The fair value of the derivative liability was based on the default provisions of the convertible notes. The Company recorded derivative liabilities of $290,472 related to our convertible notes during the nine months ended June 30, 2019.

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

Advertising Costs

The Company expenses the costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. Total advertising expense for the period ended June 30, 2019 and 2018 was $0 and $0, respectively. The Company’s mobile device application was inactive and not sold during the three and nine months ended June 30, 2019 and 2018.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three and Nine Months Ended June 30,
	2019	2018

Convertible notes	53,446,854	4,298,984
Warrants	5,503,930	1,263,989
Potentially dilutive securities	58,950,784	5,562,973

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficiency of approximately $3.6 million, has incurred a loss since inception resulting in an accumulated deficit of approximately $13.0 million as of June 30, 2019, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and loans from directors and/or the private placement of common stock. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company and cash on hand will not be sufficient for the next twelve months from the issuance of these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consists of the following:

	June 30, 2019	September 30, 2018

Computer equipment	$18,099	$14,302
Autos	37,308	37,308
	55,407	51,610
Less: accumulated depreciation	(21,221)	(8,738)
	$34,186	$42,872

Depreciation expense was $12,483 and $1,170 for the nine months ended June 30, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

The Company’s intangible assets, net consist of the following:

	June 30, 2019	September 30, 2018

Trade name and trademarks	$10,000	$10,000
Customer base	119,924	119,924
	129,924	129,924
Less: accumulated amortization	(12,770)	(1,277)
	$117,154	$128,647

The intangible assets have an estimated useful life ranging from 5 to 9 years.

Total amortization expense related to the intangible assets during the nine months ended June 30, 2019 was $11,493, resulting in an unamortized balance of $117,154 as of June 30, 2019.

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

Proforma Information

The accompanying unaudited condensed consolidated financial statements include the results of operations of Shift Now for the nine months ended June 30, 2019, of which Shift Now contributed approximately $1,814,000 of revenue and a net loss of approximately $96,000.

The following unaudited pro forma information presents the unaudited condensed consolidated results of the Company’s operations and the results of the acquisition of Shift Now had it been consummated on October 1, 2017. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Shift Now acquisition and does not include operational or other charges which might have been affected by the Company, including any pro forma adjustments for amortization of intangible assets which approximates $1,277 per month. The unaudited pro forma information for the nine months ended June 30, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:
	Three Months Ended June 30,	Nine Months Ended June 30,
	2018	2018
Net revenue	$517,594	$2,028,095
Cost of revenues	288,165	1,586,598
Operating expenses	621,560	1,655,949
Net loss	$(401,326)	$(941,166)
Net loss per share – basic and diluted	$(0.01)	$(0.03)

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

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities. Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognized from June 15, 2015 through January 25, 2018 payable on a quarterly basis. There were no material revenues during this period. The former CEO had initiated legal action against the Company and it received a judgement to collect the unpaid severance payment, promissory note, and royalties. On June 22, 2018, the Company paid $41,909 to the former CEO towards these amounts due, and an additional $25,000, $12,500 and $1,500 in January 2019, $1,500 in February 2019, and $1,500 in March 2019. On June 17, 2019, the Company entered into a Settlement Agreement and Release of All Claims, whereby the Company agreed to settle all outstanding amounts due, including the severance payment of $150,000 and accrued interest on the unsecured promissory note of $7,635, for $60,000 and 2,651,311 shares of common stock, resulting in a loss on settlement of $18,968 for the three and nine months ended June 30, 2019. No liability remains related to this settlement as of June 30, 2019.

On February 1, 2015, the Company entered into an Employment Agreement with one of the Company’s founders, Mr. Maurice Durschlag, to serve as Chairman of the Board of Directors (the “Former Chairman and current Director and CMO”). As of June 30, 2019 and September 30, 2018, a total of $27,750, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet.

On September 15, 2017, we entered into an amended employment agreement with Mr. Maurice Durschlag as our CMO. Under the terms of the employment agreement, Mr. Durschlag is considered an “At Will” employee and shall receive annual compensation of $120,000 per year. As of June 30, 2019 and September 30, 2018, a total of $107,601 and $87,750 respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $180,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.0681 due the 3 for 1 reverse stock split. During the nine months ended June 30, 2019, the Company issued at total of 881,056 shares of the Company’s common stock with a value of $63,975 in payment for unpaid salary under the agreement.

On September 15, 2017, we entered into an amended employment agreement with Mr. Robert Finigan as our former Chairman and CEO. Under the terms of the employment agreement, Mr. Finigan is considered an “At Will” employee and shall receive annual compensation of $150,000 per year and be immediately vested in the Company’s health and benefits package. Mr. Finigan was also granted 1,000,000 shares of the Company’s common stock (333,333 post-reverse stock split), with a fair value of $22,700, that vests as to 41,667 shares on each of October 1, 2017, January 1, 2018, April 1, 2018, July 1, 2018, October 1, 2018, January 1, 2019, April 1, 2019 and July 1, 2019. Mr. Finigan also may defer up to 50% of his annual salary to purchase an equivalent number of shares in the Company based upon a purchase price of $0.0227 per share. Mr. Finigan is also entitled to reimbursement of business expenses and customary provisions for vacation, sick time and holidays. Determinations with regard to bonus or option grants are made by the Board of Directors. As of June 30, 2019 and September 30, 2018, a total of $53,075 and $42,327, respectively, remains accrued for this agreement and is included in accrued compensation to related parties on the accompanying balance sheet. In June 2018, the Company granted Mr. Finigan 1,263,989 shares and 871,880 shares of common stock for unpaid wages as Chairman and CEO, as well as 241,667 shares for incentives and director services. On September 1, 2018, the Board of Directors approved a resolution to increase the annual compensation under this agreement to $200,000 per year, allow an annual bonus of in the form of stock up to 1% of the total number of shares issued by the Company on last day of each calendar year, extend the term of the agreement through December 31, 2020, modify the stock compensation to 500,000 shares earned in increments of 125,000 per quarter commencing October 1, 2018, and modify the purchase price for the optional deferment of salary from $0.0227 to $0.0681 due the 3 for 1 reverse stock split. During the nine months ended June 30, 2019, the Company issued a total of 1,002,303 shares of the Company’s common stock with a value of $72,836 in payment for unpaid salary under the agreement. On May 16, 2019, Robert Finigan resigned as Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and as Chairman of the Board of Directors of the Company.

On August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now Division. The Employment Agreement provides that upon consummation of the Merger, Employee shall be entitled to receive a salary of $100,000 per year plus a bonus of 5% of net revenue of clients managed by Employee or 1.5% of total gross revenues of Shift Now to be paid on the last pay period of the month for the prior month’s activity. Additionally, as additional consideration, the Company shall issue the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement. These shares have not yet been issued. Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement. The Employee may receive severance of the greater of six months’ salary or $50,000 upon termination of the Employment Agreement and shall be entitled to retain all equity ownership earned as of the date of termination.

In February, 2019, the Company entered an Employment Agreement with its new President and CEO. The Employment Agreement has a two-year term, includes annual compensation of $180,000 per year, the issuance of 5,000,000 shares of the Company’s common stock of which 2,000,000 shares vest immediately, with the remainder vesting equally over 12 months. The total unpaid balance under this agreement was $51,000 as of June 30, 2019.

On March 18, 2019, the Company entered an Employment Agreement for the position of Vice President of Business Development. The Employment Agreement has a two-year term, includes annual compensation of $120,000 per year contingent on the successful capital raise of more than $500,000, and the issuance of 2,000,000 shares of the Company’s common stock of which 200,000 shares vest immediately, with the remainder vesting equally over 8 quarters of the Employment Agreement. The total unpaid balance under this agreement was $3,000 as of June 30, 2019.

As of June 30, 2019 and September 30, 2018 an additional $99,492 and $46,806, respectively, was accrued for other employees and employer taxes which is included in accrued compensation to related parties on the accompanying unaudited condensed balance sheet.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND ADJUSTMENT

Accounts payable and accrued liabilities are as:

	June 30, 2019	September 30, 2018

Accounts payable	$1,070,674	$611,840
Accrued consulting and brand endorsement fees	1,511,666	1,361,666
Accrued other	209,176	170,424
	$2,791,516	$2,143,930

NOTE 9 – LINE OF CREDIT, NOTES PAYABLE RELATED PARTIES AND NON-RELATED PARTY

Note payable

The Company has a note payable dated January 2017 to a finance company for the finance of an automobile. The note bears interest at 3.25% per and calls for 60 monthly payments of $685 per month through March 2022. Total balance of the note is $19,408 as of June 30, 2019, with current maturities of $7,392 and long-term maturities of $12,016.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $68,310 and $98,310 as of June 30, 2019 and September 30, 2018, respectively. The line bears interest at prime rate (5.50% as of June 30, 2019), or a minimum of 4.5%, is collateralized by substantially all assets of the Company, and matured on May 15, 2019. This line of credit is currently in default.

Notes payable – related parties

Current related party notes payable are as follows at June 30, 2019 and September 30, 2018, respectively:

	June 30, 2019	September 30, 2018

Notes payable, shareholder, 0% interest, unsecured, due upon demand. On May 18, 2016, the noteholder converted the note to an 8% unsecured promissory note due August 1, 2016. This note is in default as of June 30, 2019.	$100,000	$100,000

Notes payable, shareholder, 0% interest, unsecured, due upon demand	2,000	2,000
	102,000	102,000

Accrued interest	24,943	18,959
	$126,943	$120,959

Interest expense related to these notes for the nine months ended June 30, 2019 and 2018 was $5,984 and $5,984, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows at June 30, 2019 and September 30, 2018, respectively:

	June 30, 2019	September 30, 2018

Convertible note payable, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of June 30, 2019 and continues to accrue interest at 10%.	$100,000	$100,000

Convertible notes payable dated May 5, 2017, including interest at 10%, due May 5, 2018. On June 28,2019, this note was converted in full for 40,000 shares of the Company’s common stock.	-	10,000

Four convertible denture notes payable dated in August and September 2017, including interest at 0% (12% after an event of default) due in August and September of 2020, convertible at any time into shares of the Company’s common stock at $0.0615 per share. The Company recorded a debt discount of $25,756 for the beneficial conversion feature upon issuance, with an unamortized balance of $10,136 and $16,576 as of June 30, 2019 and September 30, 2018, respectively. A total of $200,000 of these notes were assumed in the Merger, with $40,000 received in cash subsequent the Merger. These debentures went into default subsequent to June 30, 2019.
	229,864	223,424

Three convertible denture notes payable dated in August and September 2018, including interest at 0% (12% after an event of default) due in August and September of 2021, convertible at any time into shares of the Company’s common stock at $0.075 per share.	175,000	175,000

Convertible note payable dated December 14, 2018, with principal of $57,000, interest at 8%, due December 14, 2019, convertible after 180 days into shares of the Company’s common stock at $0.25 per share, an original issue debt discount of $7,000 and a beneficial conversion feature of $50,000, with an unamortized balance of $2,911 and $27,649, respectively, as of June 30, 2019. The terms of the note include a reduced conversion price at a 25% discount the price of the issuance of subsequent common stock equivalents, resulting in a conversion price of $0.012 per share as of June 30, 2019, due to the June 14, 2019 issuance of the note below. In June 2019, the noteholder converted $15,000 of this note for 877,192 shares of the Company’s common stock. This note is currently in default which created a derivative liability with a balance of $8,895 as of June 30, 2019.
	11,440	-

Convertible note payable dated December 17, 2018, with principal of $165,000, interest at 18%, due December 17, 2019, convertible at any time into shares of the Company’s common stock at a price equal to 65% of the lowest one day trading price during the prior 20 day trading period , with an original issue debt discount of $15,000, and a $24,344 debt discount related to the relative fair value of the warrants issued with the note, and a $70,656 debt discount related to the beneficial conversion feature. The total debt discount was expensed in full as this note is in default as of June 30, 2019. Additionally, the Company recorded a derivative liability with a balance of $55,000, which was transferred to the balance of the note in March 2019, with no derivative liability remaining related to this note as of June 30, 2019. The note includes anti-dilution provisions which may impact the conversion price in the future.
	165,000	-

On January 3, 2019, the Company entered into convertible note payable for $53,000, including an original issue discount of $8,300, resulting in net proceeds of $44,700, with interest at 8%, due January 3, 2020, convertible after 180 days at a price of 65% of the average of the lowest two trading prices of the Company’s common stock during the 15 trading days prior to conversion, with a $27,006 debt discount, and derivative liability related to the beneficial conversion feature with a balance of $27,534 as of June 30, 2019. The unamortized balance of the original issue discount and beneficial conversion features was $4,252 and $13,836, respectively, as of June 30, 2019. This note is currently in default.
	34,912	-

On February 15, 2019, the Company entered into convertible note payable for $75,000, including original issue debt discount of $15,000, resulting in net proceeds of $60,000, with interest at 10%, due October 15, 2020, convertible at any time at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $57,356 debt discount related to the beneficial conversion feature and a $2,644 debt discount related to the value of the 37,500 warrants issued with the note (see Note 13). Additionally, the Company recorded a derivative liability due to the default provision with a balance of $72,316 as of June 30, 2019. The unamortized balance of the original issue discount, beneficial conversion feature and warrants was $6,667, $20,767 and $957, respectively as of June 30, 2019. This note is currently in default.
	46,609	-

On February 19, 2019, the Company entered into convertible note payable for $43,000, including original issue debt discount of $7,300, resulting in net proceeds of $35,700, with interest at 8%, due February 19, 2020, convertible after 180 days at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $21,689 debt discount related to the beneficial conversion feature. Additionally, the Company recorded a derivative liability due to the default provision with a balance of $22,118 as of June 30, 2019. The unamortized balance of the original issue debt discount and beneficial conversion feature was $4,680 and $13,904, respectively, as of June 30, 019. This note is currently in default.
	24,416	-

On February 26, 2019, the Company entered into convertible note payable for $62,500, including original issue debt discount of $13,200, resulting in net proceeds of $49,300, with interest at 10%, due November 21, 2019, convertible at any time at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $46,681 debt discount related to the beneficial conversion feature and a $2,619 debt discount related to the value of the 37,500 warrants issued with the note (see Note 13). Additionally, the Company recorded a derivative liability due to the default provision with a balance of $60,008 as of June 30, 2019. The unamortized balance of the original issue debt discount, beneficial conversion feature and warrants was $7,226, $21,767, and $1,221 as of June 30, 2019. This note is currently in default.
	32,286	-

On June 6, 2019, the Company entered into convertible note payable for $48,000, including original issue debt discount of $7,800, resulting in net proceeds of $40,200, with interest at 8%, due January 6, 2020, convertible after 180 days at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $24,126 debt discount related to the beneficial conversion feature. Additionally, the Company recorded a derivative liability due to the default provision with a balance of $24,126 as of June 30, 2019. The unamortized balance of the original issue debt discount and beneficial conversion feature was $7,287 and $22,544, respectively, as of June 30, 2019. This note is currently in default.
	18,169	-

On June 14, 2019, the Company entered into convertible note payable for $150,000, including original issue debt discount of $19,500, resulting in net proceeds of $130,500, with interest at 12%, due June 14, 2020, convertible at any time at a price of 55% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion, with a $130,500 debt discount related to the beneficial conversion feature. Additionally, the Company recorded a derivative liability and a charge to interest expense of $75,395 as of June 30, 2019 due to the default provision. The unamortized balance of the original issue debt discount and beneficial conversion feature was $18,645 and $124,795, respectively, as of June 30, 019. This note is currently in default.
	6,560	-

	844,256	508,424

Accrued interest	72,649	36,816
	916,905	545,240
Less current portion	(512,041)	(146,816))
Long-term convertible notes payable, net	$404,864	$398,424

Interest expense related to these notes for the nine months ended June 30, 2019 and 2018 was $35,833 and $8,544, respectively. Amortization of the debt discounts and non-cash interest was $520,466 and $9,166 for the nine months ended June 30, 2019 and 2018, respectively, and included in interest expense for each period on the accompanying unaudited consolidated statement of operations.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties are as follow at June 30, 2019 and 2018, respectively:

	June 30, 2019	September 30, 2018

Convertible note payable to brother of former CEO, including interest at 10%, due December 31, 2016, convertible at $1.47 per share. This note is in default as of June 30, 2019 and continues to accrue interest at 10%.	$50,000	$50,000

Convertible note payable to former CEO, including interest at 10%, due December 31, 2017, convertible at $1.47 per share. The Company paid $41,909 towards this note in June 2018 and $16,500 towards principal ($8,091) and interest ($8,409) during the nine months ended June 30, 2019. The remaining accrued interest of $7,635 was settled on June 17, 2019 (See Note 7).	-	8,091

Convertible notes payable, with a shareholder, dated May 5, 2017, including interest at 10%, due May 5, 2018, convertible into shares of the Company’s common stock at $0.0681 per share. This note is currently in default.	5,000	5,000

Convertible notes payable, with a shareholder as part of the purchase price of Shift Now, Inc., dated August 10, 2018, including interest at 5%, convertible into shares of the Company’s common stock at $0.075 per share on August 10, 2019. 50% of the principal and interest are due on August 19, 2019, with the balance due August 19, 2020.	30,000	30,000
	85,000	93,091
Accrued interest	23,176	33,655
	108,176	126,746
Less current portion	(93,176)	(111,746)
Long-term convertible notes payable, related parties	$15,000	$15,000

Interest expense related to these notes for the nine months ended June 30, 2019 and 2018 was $4,443 and $7,874, respectively.

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

On August 2, 2019, the Board of Directors amended our Articles of Incorporation to increase the Company’s authorized shares of common stock from 500,000,000 shares to 5,000,000,000 shares.

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

During the nine months ended June 30, 2018, the Company’s CEO was granted 333,333 shares of restricted common stock as part of future compensation and vested in 125,000 of those shares at $0.0681 per share, with a total value of $8,513 for services pursuant to his employment agreement dated September 15, 2017. These shares have not yet been issued, however, the compensation expense has been recognized. No unvested shares or unrecognized compensation remained as of June 30, 2019.

During the nine months ended June 30, 2018, the Company’s Chief Marketing Officer was granted 333,333 shares of restricted common stock as part of future compensation and vested in 125,000 of those shares at $0.0681 per share, with a total value of $8,513 for services pursuant to his employment agreement dated September 15, 2017. These shares have not yet been issued, however, the compensation expense has been recognized. No unvested shares or unrecognized compensation remained as of June 30, 2019.

In June 2018, the Company granted the Company’s Chief Marketing Officer an aggregate of 3,316,707 shares of the Company’s common stock for services with an aggregate fair value of approximately $248,000, of which $106,875 was credited against accrued payroll due.

Transactions during the nine months ended June 30, 2019 (all shares are post-reverse stock split):

In October 2018, the Company issued 324,749 and 271,094 shares of the Company’s common stock the Company’s former CEO and current CMO, respectively, at a price of $0.075 per share for payment of deferred wages.

In October 2018, the Company received proceeds of $25,000 from an accredited investor for the sale of 333,334 shares of the Company’s common stock at a price of $0.075 per share, under a subscription agreement for 666,667 shares for $50,000.

In January 2019, the Company issued 338,868 and 304,981 shares of the Company’s common stock the Company’s former CEO and the Company’s current CMO, respectively, at a price of $0.075 per share for payment of deferred wages.

In January 2019, the Company issued 125,000 and 125,000 shares of the Company’s common stock the Company’s former CEO and the Company’s current CMO, respectively, at a price of $0.075 per share for incentive payments of under their employment contracts.

In January 2019, the Company issued 582,489 and 388,327 shares of the Company’s common stock the Company’s former CEO and current CMO, respectively, at a price of $0.075 per share for payment of bonus shares under their employment contracts.

In February 2019, the Company issued 250,000 shares to a consultant for services at a price of $0.075 per share.

Effective March 31, 2019, the Company issued 125,000 and 125,000 shares of the Company’s common stock the Company’s former CEO and current CMO, respectively, at a price of $0.075 per share for incentive payments of under their employment contracts.

Effective March 31, 2019, the Company issued 2,221,918 shares to our current CEO at a price of $0.075 per share that became vested under his employment agreements.

Effective March 31, 2019, the Company issued 232,011 shares to an employees at a price of $0.075 per share that became vested under his employment agreements.

In April 2019, the Company issued 338,686 and 304,981 shares of the Company’s common stock the Company’s former CEO and current CMO, respectively, at a price of $0.0681 per share for payment of deferred wages.

On May 13, 2019, the Company issued 3,560,000 shares of the Company’s common stock to a consultant as a deposit for future capital raising services at a price of $0.0679 per share.

In May 2019, the Company issued 877,192 shares of the Company’s common stock to a noteholder for the conversion of a portion of a note payable totaling $15,000 at a price of $0.0171 per share.

In May 2019, the Company issued 40,000 shares of the Company’ common stock to a noteholder for the conversion of a note payable totaling $10,000 at a price of $0.25 per share.

In June 2019, the Company issued 2,651,311 shares of the Company’s common stock to the Company’s former CEO for settlement of amounts due (See Note 7).

Effective June 30, 2019, the Company issued 750,000 shares to our current CEO at a price of $0.045 per share that became vested under his employment agreement.

Effective June 30, 2019, the Company issued 222,222 shares to an employee at a price of $0.045 per share that became vested under his employment agreement.

In June 2019, the Company issued an aggregate of 733,333 shares of the Company’s common stock to third parties for services at a price of $0.022 per share.

NOTE 13 - STOCK OPTIONS AND WARRANTS

As of June 30, 2019, the Company had no outstanding stock options.

Warrants for Common Stock

A summary of warrant activity as of June 30, 2019 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 1, 2017	1,263,988	$0.21	6.09	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Warrants vested and exercisable at September 30, 2018	1,263,988	0.21	5.09	–

Granted	4,239,942	0.02	4.58	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at March 31, 2018	5,503,930	0.06	4.57	–
Warrants vested and exercisable at June 30, 2019	5,503,930	$0.06	4.57	$–

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

On February 6, 2019, the Company issued a warrant for 37,500 shares of common stock in connection with a convertible note payable. The warrants have a 5-year term and an exercise price of $0.50 per share. The Company valued the warrant at a relative fair value of approximately $3,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 2.45 percent, and annualized volatility of 247%. The warrant includes an anti-dilution provision whereby the exercise price adjusts to the price included in the issuance of any common stock purchase warrant, option or similar security with a more favorable price during the term of the warrant (currently at $0.016), along with an adjustment to the number of warrant shares related to the aggregate exercise price which adjusted the number shares under the warrant to 1,171,875.

In connection with financing referenced above, the placement agent received of a warrant to purchase 3,750 shares of common stock (117,188 shares after anti-dilution provision above) with terms substantially similar under an Engagement Agency Agreement dated December 7, 2018.

On February 26, 2019, the Company issued a warrant for 37,500 shares of common stock in connection with a convertible note payable. The warrants have a 5-year term and an exercise price of $1.00 per share. The Company valued the warrant at a relative fair value of approximately $3,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, expected term of 5 years, risk free rate 2.49 percent, and annualized volatility of 241%. The warrant includes an anti-dilution provision whereby the exercise price adjusts to the price included in the issuance of any common stock purchase warrant, option or similar security with a more favorable price during the term of the warrant (currently at $0.16), along with an adjustment to the number of warrant shares related to the aggregate exercise price which would adjusted the number of shares under the warrant to 2,343,750.

In connection with financing referenced above, the placement agent received of a warrant to purchase 3,750 shares of common stock (234,375 shares after anti-dilution provision above) with terms substantially similar under an Engagement Agency Agreement dated December 7, 2018.

The down round anti-dilution provision in the above warrants issued on February 6, 2019 and February 26, 2019 created a deemed dividend to common stockholders of $125,845 which is reflected on the accompanying condensed consolidated statements of operations and stockholders’ deficit.

During the nine months ended June 30, 2019, the Company has issued a total of 454,629 warrants with a weighted average term of 5 years and a weighted average exercise price of $0.55. The down round feature of certain warrants created the issuance of an additional 3,784,688 warrants during the period. There were 5,503,930 outstanding at June 30, 2019, with a weighted average exercise price of $0.06, weighted average remaining term of 4.6 years and weighted average intrinsic value of $0.005 per warrant. No warrants were exercised, forfeited or cancelled during the period.

NOTE 14 – CONCENTRATIONS

Significant Customers

As of June 30, 2019, the Company had accounts receivable balances comprising 28%, 20% and 11% of total accounts receivable from three customers.

As of September 30, 2018, the company had accounts receivable balances comprising 28%, 16% and 11% of total accounts receivable from three customers.

During the nine months ended June 30, 2019, the Company had revenues comprising 28%, 18% and 16% of total revenues from three customers.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company has endorsement agreements with spokespeople to serve as the Company’s brand ambassadors entered in January 2015, providing for cash compensation of $100,000 annually. The agreements have a ten-year term and provide for one-year extensions by agreement of both parties. The future compensation to brand ambassadors is approximately $1,150,000, to be earned during the period from April 1, 2019 to December 31, 2024. In addition, the Company will pay royalties to each spokesperson of .5% per month for all gross subscription revenue received by the Company for US subscriptions and 0.25% per month for all gross product subscription revenue received by the Company for all non-US subscriptions. Accrued royalties under these agreements were not material as of June 30, 2019 or September 30, 2018 as the Company had no product sales. Total accrued expense under these agreements was $600,000 and $450,000 respectively, as of June 30, 2019 and September 30, 2018, respectively.

The Company has endorsement agreements with athletes with dates all expiring in 2017, providing for cash compensation of amounts ranging from $50,000 annually to $150,000 annually. The future compensation to athletes is $0 as of June 30, 2019. In addition, the Company agreed to pay royalties of .5% of revenues from subscribers that identify the selected athlete as their favorite athlete. Accrued royalties under these agreements were not material as of June 30, 2019 as the Company had no product revenues during through June 30, 2019. Total accrued expense related to these agreements was $775,000 as of June 30, 2019, and September 30, 2018. All agreements were expired as of September 30, 2017.

In addition to the royalties to be paid for products sales to brand ambassadors and athletes, the Company is to pay royalties the former CEO and to the Company's Founder as disclosed in Related Party footnote, however there have been no material product sales through June 30, 2019.

The Company is to pay commissions to Apple and Google in consideration for services as the Company's agent and commissionaire for sales of licensed applications to end-users in the amount of 30% of all purchase prices payable to each end-user. The Company’s application was inactive during the nine months ended June 30, 2019 and 2018.

On August 28, 2018, the Company entered into a Stock Purchase Agreement with Shift Now (see note 6), which includes the issuance of 125,000 incentive shares of common stock based on gross revenue targets of $500,000 during the 12 months following the closing of the acquisition, which were met but not yet issued, plus an additional 125,000 shares of common stock base on gross revenue targets of $500,000 during the following 12 months.

NOTE 17 - BUSINESS SEGMENT INFORMATION

As of June 30, 2019, the Company had two operating segments, XSport and Shift Now.

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

Operating results for the business segments of the Company were as follows:

	XSport	Shift Now	Total

Three months ended June 30, 2019
Net sales	$-	$645,850	$645,850
Loss from operations	$(790,322)	$(10,498)	$(800,820)

Three months ended June 30, 2018
Net sales	$-	$-	$-
Income (loss) from operations	$(356,577)	$-	$(356,577)

Nine months ended June 30, 2019
Net sales	$-	$1,814,158	$1,814,158
Loss from operations	$(1,725,868)	$(73,656)	$(1,799,524)

Nine months ended June 30, 2018
Net sales	$-	$-	$-
Income (loss) from operations	$(844,998)	$-	$(844,998)

Total Assets
June 30, 2019	$248,302	$526,031	$774,333
September 30, 2018	$283,485	$380,919	$664,404

NOTE 18 – SUBSEQUENT EVENTS

In July and August 2019, the Company issued an aggregate of 58,435,099 shares of the Company’s common stock to noteholders for the conversion of convertible notes payable totaling $167,745 at prices ranging from $0.001 to $0.014.

On August 22, 2019, the Company entered into convertible note payable for $33,000, including original issue debt discount of $3,000, resulting in net proceeds of $30,000, with interest at 8%, due August 22, 2020, convertible after 180 days at a price of 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion.

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
●
our ability to successfully acquire and integrate other businesses;
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

On August 2, 2019, the Board of Directors amended our Articles of Incorporation to increase the Company’s authorized shares of common stock from 500,000,000 shares to 5,000,000,000 shares.

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

On August 28, 2018, the Company acquired all of the outstanding capital stock (the “Shares”) of Shift Now, Inc., a North Carolina corporation (“Shift Now”). The purchase price for the Shares was 700,000 shares of our Common Stock and $30,000 consisting of two promissory notes for $15,000 each (the “Notes”). The first promissory note for $15,000 was to be delivered at closing and due within 12 months of the closing. The second promissory note for $15,000 was to be delivered to the Seller no later than the 12-month anniversary of the closing and due within 12 months after issuance. Also, on August 28, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Kristi Griggs, the former principal shareholder of Shift Now, (the “Employee”) to serve as Executive Vice President of the Company’s Shift Now subsidiary. The Employment Agreement provides that, upon consummation of the Merger, the Employee shall be entitled to receive a salary of $100,000 per year plus a bonus of 5% of net revenue of clients managed by Employee or 1.5% of total gross revenues of Shift Now to be paid on the last pay period of the month for the prior month’s activity. Additionally, the Company shall issue to the Employee 150,000 shares of Common Stock at the 12-month anniversary of execution of the Employment Agreement. These shares have not yet been issued. Employee shall receive an additional 150,000 shares of Common Stock upon the 24-month anniversary of the Employment Agreement. The Employee may receive severance of the greater of nine months’ salary or $50,000 upon termination of the Employment Agreement and shall be entitled to retain all equity ownership earned as of the date of termination.

On May 16, 2019, Robert Finigan resigned as Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and as Chairman of the Board of Directors of the Company. On June 11, 2019, Ray Mariorenzi, a Member of the Board of Directors and the Company’s President, was appointed to serve as the Company’s Chief Executive Officer.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

A comparison of the Company’s operating results for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Revenue, net	$646,850	$-
Gross profit	244,280	-
Operating expenses	1,045,100	356,577
Operating loss	(800,820)	(356,577)
Other expense	(237,546)	(9,495)
Net loss	$(1,038,366)	$(366,072)

Revenues, net

Revenues increased by $646,850 from the three months ended June 30, 2018 as a result of our August 28, 2018 acquisition of Shift Now, Inc.

Gross profit

Gross profit increased by $244,280 from the three months ended June 30, 2018 as a result of our acquisition of Shift Now, Inc.

Operating expenses

Operating expenses for the three months ended June 30, 2109 and 2018 were $1,045,100 and 356,577, respectively. The increase of $688,523 in operating expenses is due primarily to our August 28, 2018 acquisition of Shift Now, Inc., an increase of approximately $222,000 related to professional and filing fees, an increase of approximately $70,000 in payroll expenses for the three months ended June 30, 2019.

Operating loss

Loss from operations for the three months ended June 30, 2019 and 2018 was $800,820 and $356,577, respectively. The increase in operating loss is primarily due primarily to our August 28, 2018 acquisition of Shift Now, Inc, and an increase in general and administrative expenses for the three months ended June 30, 2019.

Other expense

Other expense for the three months ended June 30 2019 and 2018 was $237,546 and $9,495, respectively. The increase was due primarily to higher interest expense and non-cash amortization debt discounts related to increased debt balances.

Comparison of the Nine Months Ended June 30, 2019 and June 30, 2018

A comparison of the Company’s operating results for the nine months ended June 30, 2019 and 2018 are as follows:

	Nine months Ended June 30, 2019	Nine months Ended June 30, 2018

Revenue, net	$1,814,158	$-
Gross profit	713,521	-
Operating expenses	2,513,045	844,998
Operating loss	(1,799,524)	(844,998)
Other expense	(618,903)	(26,713)
Net loss	$(2,418,427)	$(871,711)

Revenues, net

Revenues for the nine months ended June 30, 2019 increased by $1,814,158 from the prior year as a result of our August 28, 2018 acquisition of Shift Now, Inc.

Gross profit

Gross profit for the nine months ended June 30, 2019 increased by $713,521 as a result of our acquisition of Shift Now, Inc.

Operating expenses

Operating expenses for the nine months ended June 30, 2019 and 2018 were $2,513,045 and $844,998, respectively. The increase of $1,668,047 was due primarily to our August 28, 2018 acquisition of Shift Now, Inc. and an increase of approximately $130,000 related to XSport payroll expenses, an increase of approximately $277,000 in share based compensation to consultants, an increase of approximately $141,000 in shares based compensation to related parties, and an increase of approximately $225,000 in professional and filing fee for the nine months ended June 30, 2019.

Operating loss

Loss from operations for the nine months ended June 30, 2019 and 2018 was $2,418,427 and 871,711, respectively. The increase of $1,546,716 was primarily due primarily to our August 28, 2018 acquisition of Shift Now, Inc. and an increase in general and administrative expenses related to XSport operating expenses, including an increase of approximately $277,000 in stock-based compensation to consultants.

Other expense

Other expense for the nine months ended June 30 2019 and 2018 was $618,903 and $26,713, respectively. The increase was due primarily to higher interest expense and non-cash amortization debt discounts related to increased debt balances.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2019, we had cash on hand of $147,702 and a working capital deficiency of $3,608,775, as compared to cash on hand of $87,595 and a working capital deficiency of $2,477,846 as of September 30, 2018. The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well as new convertible debt issued, and the related increase in derivative liability, during the nine months ended June 30, 2019.

Line of Credit

The Company has a $100,000 line of credit with a bank with a balance of $68,310 and $98,310 as of June 30, 2019 and September 30, 2018, respectively. The line bears interest at prime rate, or a minimum of 5.5%, and matured on May 15, 2019. The line of credit is currently in default and the Company is working on refinancing options.

Notes Payable – Related Parties

As of June 30, 2019, the Company had notes payable to related parties totaling $126,943, including accrued interest of $24,943. The notes are unsecured and bear interest at 8% and are all in default as of June 30, 2019.

Convertible Notes Payable

As of June 30, 2019, The Company had convertible notes payable to related parties totaling $108,176, including accrued interest of $23,176. The convertible notes bear interest ranging from 5% to 10% and are convertible in shares of the Company’s common stock at prices ranging from $0.0681 to $1.47 per share. A total of $55,000 of these notes are currently in default.

As of June 30, 2019, The Company had convertible notes payable to third-parties totaling $916,905, including accrued interest of $72,649. The convertible notes bear interest at rates ranging from 0% to 24% and are convertible in shares of the Company’s common stock at prices ranging from $0.010 to $1.47 per share. A total of $573,500 of these notes are currently in default.

Common Stock Financing

In October 2018, the Company received proceeds of $25,000 from an accredited investor for the sale of 333,334 shares of the Company’s common stock at a price of $0.075 per share, under a subscription agreement for 666,667 shares for $50,000.

Debt Financing

During the nine months ended June 30, 2019, the Company received an aggregate of $505,400 from the issuance of convertible notes payable.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2019 of approximately $13 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued development of the product and services, as well as other general and administrative expenses to support growth of its agency service offerings and future business development efforts. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	June 30, 2019	September 30, 2018
Current assets	$622,993	$492,885
Current liabilities	4,231,768	2,970,731
Working capital deficiency	$(3,608,775)	$(2,477,846)

The increase in current assets is mainly due to an increase in cash of $60,107 and accounts receivable of $58,773 for the nine months ended June 30, 2019. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the issuance of new convertible debt and the related derivative liability during the nine months ended June 30, 2019.

Cash Flows

	Nine months Ended June 30,
	2019	2018
Net cash used in operating activities	$(429,373)	$(395,672)
Net cash used in investing activities	(3,797)	-
Net cash provided by financing activities	493,277	278,125
Increase (decrease) in cash	$60,107	$(117,547)

Operating Activities

Net cash used in operating activities was $429,373 for the nine months ended June 30, 2019, primarily due to the net loss of $2,418,427, partially offset by non-cash expenses related to amortization of debt discounts, stock-based compensation to third-parties and related parties, an increase in accounts payable and accrued liabilities and accrued compensation to related parties.

Net cash used in operating activities was $395,672 for the nine months ended June 30, 2018, primarily due to the net loss of $871,711, partially offset by stock-based compensation to related parties and an increase in accounts payable and accrued liabilities.

Investing Activities

Net Cash used in operating activity of $3,797 for the nine months ended June 30, 2019 was for the purchase of equipment.

Financing Activities

For the nine months ended June 30, 2019, net cash provided by financing activities was $493,277, of which $25,000 was received from the sale of common stock and $505,400 was received from the issuance of convertible debt.

For the nine months ended June 30, 2018, net cash provided by financing activities was $278,125 of which $320,034 was from the sale of the Company’s common stock.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended June 30, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included herein for the quarter ended June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our unaudited condensed consolidated financial statements. As of the date of this report, other than below, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

On July 24, 2015, the Company entered into a separation agreement and release of liability (the ‘Separation Agreement”) with the Company’s former Chief Executive Officer (the “former CEO”) whereby the Company agreed to pay the former CEO a severance payment of $150,000, plus repay a $50,000 unsecured promissory note, on or before December 31, 2017, or within 10 days of the Company receiving $700,000 in cash proceeds from the issuance of debt or equity securities. Additionally, the Company agreed to pay the former CEO a royalty of 0.5% of the Company’s gross revenue recognized from June 15, 2015 through January 25, 2018 payable on a quarterly basis. There were no material revenues during this period. The former CEO had initiated legal action against the Company and it received a judgement to collect the unpaid severance payment, promissory note, and royalties. On June 22, 2018, the Company paid $41,909 to the former CEO towards these amounts due, and an additional $25,000, $12,500 and $1,500 in January 2019, $1,500 in February 2019, and $1,500 in March 2019. On June 17, 2019, the Company entered into a Settlement Agreement and Release of All Claims, whereby the Company agreed to settle all outstanding amounts due, including the severance payment of $150,000 and accrued interest on the unsecured promissory note of $7,635, for $60,000 and 2,653,311 shares of common stock, resulting in a loss on settlement of $18,968 for the three and nine months ended June 30, 2019. No liability remains related to this settlement as of June 30, 2019.

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

In May 2019, the Company issued 877,192 shares of the Company’s common stock to a noteholder for the conversion of a portion of a note payable totaling $15,000 at a price of $0.0171 per share.

In May 2019, the Company issued 40,000 shares of the Company’ common stock to a noteholder for the conversion of a note payable totaling $10,000 at a price of $0.25 per share.

In June 2019, the Company issued 2,651,311 shares of the Company’s common stock to the Company’s former CEO for settlement of amounts due totaling $119,399 at a price of $0.45 per share.

The securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among TeleHealthCare, Inc., HeadTrainer, Inc. and HT Acquisition (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Articles of Amendment to Articles of Incorporation (3)

3.3	Bylaws (4)

4.1	Form of Series A Convertible Debenture (5)

4.2	Specimen Stock Certificate (6)

4.3	Registration Rights Agreement with Triton Funds LP, dated August 28, 2018 (7)

10.1	Form of Subscription Agreement for Series A Convertible Debenture (8)

10.2	Form of Subscription Agreement for Common Stock (9)

10.3	Employment Agreement, by and between the Company and Robert Finigan, dated September 15, 2017 (10)

10.4	Employment Agreement, by and between the Company and Maurice Durschlag, dated September 15, 2017 (11)

10.5	Purchase Agreement with Triton Funds LP, dated August 28, 2018 (12)

10.6	Amendment to Equity Purchase Agreement with Triton Funds LP, entered into on January 7, 2019 (13)

10.7	Employment Agreement, by and between the Company and Kristi Griggs, effective August 28, 2018 (14)

10.8	Convertible Promissory Note, by and between the Company and Kristi Greeson Griggs, dated August 10, 2018 (15)

10.9	Stock Purchase Agreement, by and between the Company and Kristi Griggs, dated August 28, 2018 (16)

10.10	Form of 8% Convertible Promissory Note (17)

10.11	Form of Securities Purchase Agreement (18)

10.12	Form of 10% Convertible Promissory Note (19)

10.13	Form of Common Stock Purchase Warrant (20)

10.14	Form of Convertible Promissory Note (21)

10.15	Form of Securities Purchase Agreement (22)

14.1	Code of Ethics (23)

21.1	Subsidiaries of the Company *

31.1*	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act *

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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
Date: September 24, 2019

By: /s/ Ray Mariorenzi
Ray Mariorenzi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: September 24, 2019